Form 10QSB
period 1996-09-30
FIRST ALLEN PARISH BANCORP INC
filed 1996-11-08
CIK 1017309

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                              FORM 10-QSB

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1996

                                  OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE SECURITIES
      EXCHANGE AT OF 1934

      For the transition period from ____________ to ____________

                      Commission File Number 0-21165

                       FIRST ALLEN PARISH BANCORP, INC.
            (Exact name of Registrant as specified in its Charter)


            Delaware                                        72-1331593
  -------------------------------                     ----------------------
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                       Identification Number)


 222 South Tenth Street - Oakdale, Louisiana                           71463
 -------------------------------------------                         ----------
 (Address of principal executive offices)                            (zip code)

  Registrant's telephone number, including area code: (318)335-2031
                                                      -------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       YES (X)          NO ( )

  Indicate the number of shares outstanding of each of the issuer's common stock as of the latest practicable date.


  Class                                        Outstanding at September 30, 1996
  ---------------------------                  ---------------------------------
  Common Stock, .01 par value                               264,506

                      FIRST ALLEN PARISH BANCORP, INC.

                            TABLE OF CONTENTS

                                                                        Page
Part I - FINANCIAL INFORMATION

  Item 1:  Financial Statements

             Consolidated statements of financial condition              3

             Consolidated statements of income                           4-5

             Consolidated statements of cash flows                       6-9

             Notes to consolidated financial statements                  10-11

  Item 2:  Management's Discussion and Analysis of
             Financial Condition and Results of Operations               12-17


Part II - OTHER INFORMATION                                              18

             Signatures                                                  19

                  FIRST ALLEN PARISH BANCORP, INC. AND SUBSIDIARY
                   Consolidated Statements of Financial Condition
                     September 30, 1996 and December 31, 1995

                                           September 30,
                                               1996          December 31,
                                            (Unaudited)         1995
                                           ------------      ------------
                              ASSETS

Cash and cash equivalents
  Interest-bearing                          $ 2,698,929      $ 1,040,626
  Non-interest bearing                          280,922          321,969
Mortgage-backed and related securities -
  held-to-maturity                           13,400,627       12,433,279
Mortgage-backed and related securities -
  available-for-sale, estimated market
  value                                       2,629,357        2,958,167
Loans receivable, net                        11,297,337       11,230,728
Accrued interest receivable                     188,312          198,584
Other receivables                               151,005           47,120
Foreclosed real estate                           61,606           38,568
Federal Home Loan Bank stock, at cost           259,200          259,600
Premises and equipment, at cost, less
 accumulated  depreciation                      291,936          309,796
Other assets                                     86,089           19,677
                                            -----------      -----------
    Total assets                            $31,345,320      $28,858,114
                                            ===========      ===========


               LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits                                  $26,629,524      $26,582,879
  Advances by borrowers for taxes
   and insurance                                 26,504           43,033
  Federal income taxes:
    Deferred                                    130,083          116,982
  Accrued liabilities                           229,507           41,462
  Deferred income                                16,583           15,172
                                            -----------      -----------
      Total liabilities                      27,032,201       26,799,528
                                            -----------      -----------
STOCKHOLDERS' EQUITY
  Serial preferred stock (.01 par value,
   100,000 shares authorized, none
   issued or outstanding)                          -                -
  Common stock (.01 par value, 900,000
   shares authorized, 264,506 shares
   issued and outstanding)                        2,645             -
  Additional paid-in capital                  2,370,283             -
  Retained earnings (substantially
   restricted)                                2,163,443        2,063,367
  Unrealized loss on securities
   available-for-sale                           (11,652)          (4,781)
  Unearned employee stock ownership plan       (211,600)            -
                                            -----------      -----------
      Total stockholders' equity              4,313,119        2,058,586
                                            -----------      -----------
      Total liabilities and stockholders'
        equity                              $31,345,320      $28,858,114
                                            ===========      ===========




See accompanying notes to consolidated financial statements.

                  FIRST ALLEN PARISH BANCORP, INC. AND SUBSIDIARY
                       Consolidated Statements of Income
              For the three months ended September 30, 1996 and 1995
                                  (Unaudited)

                                                      1996        1995
                                                    --------    --------
INTEREST INCOME
  Loans receivable:
    First mortgage loans                            $201,015    $218,731
    Consumer and other loans                          52,261      47,577
  Mortgage-backed and related securities             242,513     229,169
  Other interest earning assets                       27,259      19,809
                                                    --------    --------
      Total interest income                          523,048     515,286
                                                    --------    --------
INTEREST EXPENSE
  Deposits                                           280,641     285,062
  Borrowed funds                                       1,540        -
                                                    --------    --------
      Total interest expense                         282,181     285,062
                                                    --------    --------
      Net interest income                            240,867     230,224

RECOVERY FROM LOAN LOSSES                             (1,722)    (11,903)
                                                    --------    --------
      Net interest income after recovery from
        loan losses                                  242,589     242,127
                                                    --------    --------
NONINTEREST INCOME
  Service charges on deposits                         52,401      46,892
  Insurance commissions earned                         4,122       1,585
  Loan origination and servicing fees                  6,880       4,397
  Net other real estate expenses                      (1,583)       (438)
  Gain (loss) on foreclosed real estate                3,300      (1,993)
  Other operating revenues                             4,044       6,576
                                                    --------    --------
      Total noninterest income                        69,164      57,019
                                                    --------    --------
NONINTEREST EXPENSES
  Compensation and employee benefits                 110,236      82,063
  Occupancy and equipment expenses                    13,638      13,924
  SAIF deposit insurance premiums                    185,554      14,880
  Stationery and printing                             14,398      10,819
  Data processing                                     10,799      14,803
  Other expenses                                      34,529      33,477
                                                    --------    --------
      Total noninterest expenses                     369,154     169,966
                                                    --------    --------
      Income (loss) before income taxes              (57,401)    129,180

INCOME TAX EXPENSE (BENEFIT)                         (21,320)     51,294
                                                    --------    --------
      NET INCOME (LOSS)                             $(36,081)   $ 77,886
                                                    ========    ========

Net earnings per common share:
  Primary and fully diluted                             (.15)        N/A
Weighted average number of shares outstanding
  Primary and fully diluted                          243,346         N/A


See accompanying notes to consolidated financial statements.

                 FIRST ALLEN PARISH BANCORP, INC. AND SUBSIDIARY
                       Consolidated Statements of Income
               For the nine months ended September 30, 1996 and 1995
                                 (Unaudited)

                                                     1996        1995
                                                  ----------  ----------
INTEREST INCOME
  Loans receivable:
    First mortgage loans                          $  626,619  $  651,369
    Consumer and other loans                         148,974     134,512
  Mortgage-backed and related securities             721,846     620,162
  Other interest earning assets                       78,066      77,745
                                                  ----------  ----------
      Total interest income                        1,575,505   1,483,788
                                                  ----------  ----------
INTEREST EXPENSE
  Deposits                                           866,547     783,528
  Borrowed funds                                       1,540       2,587
                                                  ----------  ----------
      Total interest expense                         868,087     786,115
                                                  ----------  ----------
      Net interest income                            707,418     697,673

RECOVERY FROM LOAN LOSSES                            (11,183)    (20,853)
                                                  ----------  ----------
      Net interest income after recovery from
        loan losses                                  718,601     718,526
                                                  ----------  ----------
NONINTEREST INCOME
  Service charges on deposits                        151,191     139,142
  Insurance commissions earned                         8,538       3,052
  Loan origination and servicing fees                 20,377      16,308
  Net other real estate expenses                      (1,834)       (307)
  Gain (loss) on foreclosed real estate                3,386        (741)
  Other operating revenues                            13,302      12,211
                                                  ----------  ----------
      Total noninterest income                       194,960     169,665
                                                  ----------  ----------
NONINTEREST EXPENSES
  Compensation and employee benefits                 292,290     248,457
  Occupancy and equipment expenses                    42,516      39,116
  SAIF deposit insurance premiums                    216,185      42,584
  Stationery and printing                             41,685      29,852
  Data processing                                     43,789      45,021
  Other expenses                                     125,020     122,950
                                                  ----------  ----------
      Total noninterest expenses                     761,485     527,980
                                                  ----------  ----------
      Income before income taxes                     152,076     360,211

INCOME TAX EXPENSE                                    52,000     132,156
                                                  ----------  ----------
      NET INCOME                                  $  100,076  $  228,055
                                                  ==========  ==========

Net earnings per common share:
  Primary and fully diluted                              .42        N/A
Weighted average number of shares outstanding
  Primary and fully diluted                          243,346        N/A

See accompanying notes to consolidated financial statements.

                 FIRST ALLEN PARISH BANCORP, INC. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
              For the three months ended September 30, 1996 and 1995
                                 (Unaudited)

                                                  1996         1995
                                               ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                            $  (36,081)  $   77,886
                                               ----------   ----------
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation of premises and equipment        7,463        7,463
      Provision for loan losses                    (1,722)     (11,903)
      Gain on sale of foreclosed real estate       (3,300)        -
      Premium amortization net of discount
        accretion                                  29,756       29,105
      Deferred income taxes                          -            -
      Changes in assets and liabilities -
        (Increase) decrease in accrued
          interest receivable                       7,588      (15,137)
        (Increase) decrease in other assets       (37,044)      45,824
        Decrease in advance payable, Federal
          Home Loan Bank                             -            -
        Increase in accrued liabilities           177,044        1,679
        Increase (decrease) in current
          income taxes payable                     (5,619)      51,294
        (Increase) decrease in deferred
          income                                    1,182         (482)
                                               ----------   ----------
            Total adjustments                     175,348      107,843
                                               ----------   ----------
            Net cash provided by operating
              activities                          139,267      185,729
                                               ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net decrease (increase) in mortgage-backed
    and related securities                       (818,706)     398,957
  Sale of investment securities                      -            -
  Purchase of investment securities                  -          (4,100)
  Net increase in loans made to customers         (55,686)     (34,528)
  Proceeds from sale of foreclosed real estate     30,764         -
  Purchase of property and equipment                 -         (10,016)
                                               ----------   ----------
            Net cash provided (used) by
              investing activities               (843,628)     350,313
                                               ----------   ----------
                                                            (continued)
 See accompanying notes to consolidated financial statements.

                 FIRST ALLEN PARISH BANCORP, INC. AND SUBSIDIARY
                Consolidated Statements of Cash Flows (continued)
              For the three months ended September 30, 1996 and 1995
                                 (Unaudited)

                                                  1996         1995
                                               ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net (decrease) in demand deposits, NOW
    accounts, passbook savings accounts,
    and certificates of deposits                 (898,264)    (331,734)
  Net (decrease) in advances by
    borrowers for taxes and insurance              (8,894)      (6,577)
  Issuance of common stock                      2,161,328         -
                                               ----------   ----------
            Net cash provided (used) by
            financing activities                1,254,170     (338,311)
                                               ----------   ----------
            Net increase in cash and
              cash equivalents                    549,809      197,731

CASH AND CASH EQUIVALENTS, beginning of period  2,430,042    1,543,633
                                               ----------   ----------
CASH AND CASH EQUIVALENTS, end of period       $2,979,851   $1,741,364
                                               ==========   ==========


Supplemental Disclosures

  Cash paid for:
    Interest on deposits, advances, and other
      borrowings                               $  282,181   $  285,062
    Income taxes                                   27,300       27,820
  Transfers from loans to real estate acquired
    through foreclosure                            61,348         -
  Proceeds from sales of foreclosed real estate
    financed through loans                         30,000         -
  Change in unrealized gain (loss) on securities
    available for sale                                632       39,460










See accompanying notes to consolidated financial statements.

                 FIRST ALLEN PARISH BANCORP, INC. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
               For the nine months ended September 30, 1996 and 1995
                                 (Unaudited)

                                                   1996        1995
                                                ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                    $  100,076  $  227,200
                                                ----------  ----------
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation of premises and equipment        25,610      23,850
      Provision for loan losses                    (11,183)    (20,853)
      Gain on sale of foreclosed real estate        (3,386)       (741)
      Premium amortization net of discount
        accretion                                   42,360     120,921
      Deferred income taxes                         13,101      24,092
      Changes in assets and liabilities -
        (Increase) decrease in accrued
          interest receivable                       10,272     (33,655)
        (Increase) in other assets                (166,433)    (84,026)
        Decrease in advance payable, Federal
          Home Loan Bank                              -       (500,000)
        Increase (decrease) in accrued
          liabilities                              188,045      (5,835)
        (Decrease) in current income
          taxes payable                               -         (2,225)
        (Increase) decrease in deferred income       1,411        (477)
                                                ----------  ----------
            Total adjustments                       99,797    (478,949)
                                                ----------  ----------
            Net cash provided (used) by
              operating activities                 199,873    (251,749)
                                                ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net (increase) in mortgage-backed
    and related securities                       (691,632)  (1,808,157)
  Sale of investment securities                       400         -
  Purchase of investment securities                   -        (12,100)
  Net increase in loans made to customers        (105,928)     (16,115)
  Proceeds from sale of foreclosed real estate     30,850        8,041
  Purchase of property and equipment               (7,751)     (23,612)
                                               ----------   ----------
            Net cash used by investing
              activities                         (774,061)  (1,851,943)
                                               ----------   ----------
                                                            (continued)

See accompanying notes to consolidated financial statements.

                 FIRST ALLEN PARISH BANCORP, INC. AND SUBSIDIARY
                Consolidated Statements of Cash Flows (continued)
              For the nine months ended September 30, 1996 and 1995
                                (Unaudited)

                                                  1996         1995
                                               ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand deposits,
    NOW accounts, passbook savings accounts,
    and certificates of deposits                   46,645     2,452,205
  Net increase (decrease) in advances by
    borrowers for taxes and insurance             (16,529)          668
  Issuance of common stock                      2,161,328          -
                                               ----------   -----------
            Net cash provided by
            financing activities                2,191,444     2,452,873
                                               ----------   -----------
            Net increase in cash and
              cash equivalents                  1,617,256       349,181

CASH AND CASH EQUIVALENTS, beginning of period  1,362,595     1,392,183
                                               ----------   -----------
CASH AND CASH EQUIVALENTS, end of period       $2,979,851   $ 1,741,364
                                               ==========   ===========


Supplemental Disclosures

  Cash paid for:
    Interest on deposits, advances, and
      other borrowings                         $  868,087   $  786,115
    Income taxes                                   79,794       83,459
  Transfers from loans to real estate
    acquired through foreclosure                   61,348         -
  Proceeds from sales of foreclosed real
    financed through loans                         30,000         -
  Change in unrealized gain (loss) on
    securities available for sale                  (6,871)     116,058










See accompanying notes to consolidated financial statements.

                FIRST ALLEN PARISH BANCORP, INC. AND SUBSIDIARY
                  Notes to Consolidated Financial Statements
                                (Unaudited)



  (1)    First Allen Parish Bancorp, Inc.

             First Allen Parish Bancorp, Inc. (the "Corporation") was incorporated under the laws of the State of Delaware for the purpose of becoming the savings and loan holding company of First Federal Savings and Loan Association of Allen Parish (the "Association"), in connection with the Association's conversion from a federally chartered mutual savings association to a federally chartered stock savings association, pursuant to its Plan of Conversion. On August 9, 1996, the Corporation commenced a Subscription and Community Offering of its shares in connection with the conversion of the Association (the "Offering"). The Offering was consummated and the Corporation acquired the Association on September 27, 1996. It should be noted that the Corporation had no assets prior to the conversion and acquisition on September 27, 1996.

             The accompanying consolidated financial statements as of and for the three months ended and nine months ended September 30, 1996 include the accounts of the Corporation and the Association.



  (2)    Basis of Preparation

             The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in the audited financial statements included in the Association's audit report for the year ended December 31, 1995, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the interim financial statements have been included. The statements of earnings for the three month and nine month period ended September 30, 1996 are not necessary indicative of the results which may be expected for the entire year.



  (3)    Earnings Per Share

             On September 27, 1996, 264,506 shares of the Corporation's stock were issued, including 21,160 shares issued to the ESOP. Earnings per share amounts for the three month and nine month period ended September 30, 1996 are based upon an average of 243,346 shares. The shares issued to the Employee Stock Ownership Plan (ESOP) are not included in this computation until they are allocated to plan participants.

                FIRST ALLEN PARISH BANCORP, INC. AND SUBSIDIARY
              Notes to Consolidated Financial Statements (Continued)
                                 (Unaudited)



  (4)    Stockholders' Equity and Stock Conversion

             The Association converted from a federally chartered mutual savings association to a federally chartered stock savings association pursuant to its Plan of Conversion which was approved by the Association's members on September 18, 1996. The conversion was effective on September 27, 1996 and resulted in the issuance of 264,506 shares of common stock (par value $0.01) at $10 per share for a gross sales price of $2,645,060. Costs related to conversion (primarily underwriters' commissions, printing, and professional fees) approximated $272,131 and were deducted to arrive at the net proceeds of $2,372,929. The Corporation established an employee stock ownership trust which purchased 21,160 shares of common stock of the Corporation at the issuance price of $10 per share with funds borrowed from the holding company.



  (5)    Employee Stock Ownership Plan (ESOP)

             All employees meeting age and service requirements are eligible to participate in an ESOP established on January 1, 1996. Contributions made by the Association to the ESOP are allocated to participants by a formula based on compensation. Participant benefits become 100 percent vested after five years. The ESOP purchased 21,160 shares in the Association's conversion.

               FIRST ALLEN PARISH BANCORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

  General

         First Allen Parish Bancorp, Inc. (the "Corporation") was incorporated under the laws of the state of Delaware to become a savings bank holding company with First Federal Savings and Loan Association of Allen Parish (the "Association") of Oakdale, Louisiana, as its subsidiary. The Corporation was incorporated at the direction of the Board of Directors of the Association, and on September 27, 1996, acquired all of the capital stock of the Association upon its conversion from mutual to stock form (the "conversion"). Prior to the conversion, the Corporation did not engage in any material operations and at September 30, 1996, had no significant assets other than the investment in the capital stock of the Association and the First Allen Parish Bancorp loan to the employee stock ownership plan (ESOP), representing a portion of the net proceeds from the conversion retained at the holding company level.

         First Federal Savings and Loan Association of Allen Parish was originally founded in 1962 as a federally chartered mutual savings and loan association located in Oakdale, Louisiana. On September 18, 1996, the Association members voted to convert the Association to a federal stock institution. The Association conducts its business through its main office in Oakdale, Louisiana. Deposits are insured by the Savings Association Insurance Fund (SAIF) to the maximum allowable.

         The Association has been, and intends to continue to be, a community oriented financial institution offering selected financial services to meet the needs of the communities it serves. The Association attracts deposits from the general public and historically has used such deposits, together with other funds, to originate loans secured by real estate, including one- to four-family residential mortgage loans, commercial real estate loans, land loans, construction loans and loans secured by other properties. The Association also originates consumer and other loans consisting primarily of loans secured by automobiles, manufactured homes, loans secured by deposits (share loans) and lines of credit.

         The most significant outside factors influencing the operations of the Association and other financial institutions include general economic conditions, competition in the local market place and the related monetary and fiscal policies of agencies that regulate financial institutions. More specifically, the cost of funds primarily consisting of insured deposits is influenced by interest rates on competing investments and general market rates of interest, while lending activities are influenced by the demand for real estate financing and other types of loans, which in turn is affected by the interest rates at which such loans may be offered and other factors affecting loan demand and funds availability.

         Deposits of the Association are currently insured by the SAIF of the FDIC. The FDIC also maintains another insurance fund, the Bank
  Insurance Fund, which primarily insures commercial bank deposits. Applicable law requires that both the SAIF and BIF funds be recapitalized to a ratio of 1.25% of reserves to deposits, and the FDIC announced that the BIF reached the required reserve ratio during May
  1995. The SAIF, however, was not expected to achieve that reserve ratio before 2002. Due to the disparity in reserve ratios, on November
  14, 1995, the FDIC reduced annual assessments for BIF-insured institutions to the legal minimum of $2,000 while SAIF-insured institutions continued to pay assessments based on a schedule of from $0.23 to $.031 per $100 of deposits.

         In September 1996, Congress enacted legislation to recapitalize the SAIF by a one-time assessment on all SAIF-insured deposits held as of March 31, 1995. The assessment will be 65.7 basis points per $100 in deposits, payable by November 30, 1996. For the Association, the assessment has resulted in a one-time charge to earnings during the three months ended September 30, 1996 in the amount of $170,020 or ($112,213 when adjusted for taxes), based on the Association's deposits on March 31, 1995 of $25,878,177. In addition, beginning January 1, 1997, pursuant to the legislation, interest payments on bonds ("FICO Bonds") issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the now defunct Federal Savings and Loan Insurance Corporation will be paid jointly by BIF-insured institutions and SAIF insured institutions. The FICO assessment will be 1.29 basis points per $100 in BIF deposits and 6.44 basis points per $100 in SAIF deposits. Beginning January 1, 2000, the FICO interest payments will be paid pro rata by banks and thrifts based on deposits (approximately 2.4 basis points per $100 in deposits). The BIF and SAIF will be merged on January 1, 1999, provided the bank and savings association charters are merged by that date. In that event, pro-rata FICO sharing will begin on January 1, 1999.

         While the legislation has reduced the disparity between premiums paid on BIF deposits and SAIF deposits, and has relieved the thrift industry of a portion of the contingent liability represented by the FICO bonds, the premium disparity between SAIF-insured institutions, such as the Association, and BIF-insured institutions will continue until at least January 1, 1999. Under the legislation, the Association anticipates that its ongoing annual SAIF premiums will be approximately $17,000.

         The Congress is also considering requiring all federal thrift institutions, such as the Association, to either convert to a national bank or a state chartered depository institution by January 1, 1998. In addition, the Corporation may no longer be regulated as a thrift holding company, but rather as a bank holding company. The Office of Thrift Supervision (OTS) also would be abolished and its functions transferred among the federal banking regulators.

         Certain aspects of the legislation remain to be resolved and therefore no assurance can be given as to whether or in what form the legislation will be enacted or its effect on the Corporation and the Association.

         Recently enacted legislation contains a provision that would repeal the tax bad debt reserve currently available to Thrifts including the percentage of taxable income method for tax years beginning after December 31, 1995. The Association will have to change to the experience method of computing it's bad debt reserve. The legislation will require a Thrift to recapture the portion of its bad debt reserve that exceeds the base year reserve, defined as the tax reserve as of the last taxable year beginning before 1988.


  Financial Condition

         Consolidated assets of First Allen Parish Bancorp, Inc. were $31,345,320 as of September 30, 1996, an increase of $2,487,206 as compared to December 31, 1995. At September 30, 1996, total stockholders' equity was $4,313,119, an increase of $2,254,533 when compared to stockholders' equity at December 31, 1995. The increase in assets and stockholders' equity was a result of issuance of 264,506 shares of .01 par value common stock at ten dollars per share.

         Interest-bearing and non-interest bearing deposits and Federal Home Loan Bank stock increased to $3,239,051 at September 30, 1996 from $1,622,195 at December 31, 1995, an increase of $1,616,856. Mortgage backed securities increased $638,538 to a total of $16,029,984 at September 30, 1996, from a total of $15,391,446 as of December 31, 1995.

         Loans receivable increased to $11,297,337 on September 30, 1996 from $11,230,728 on December 31, 1995, an increase of $66,609.

         Deposits totaled $26,629,524 on September 30, 1996 from $26,582,879 on December 31, 1995, an increase of $46,645.

         Other liabilities increased to $229,507 on September 30, 1996 from $41,462 on December 31, 1995, an increase of $188,045. The increase is due primarily to the $170,020 one-time assessment to recapitalize the SAIF as dictated by legislation.


  Comparison of Operating Results for the Three Months Ended September 30, 1996 and 1995

         General. Net income decreased $113,967 or 146%, to a loss of $36,081 for the three months ended September 30, 1996 from $77,886 for the three months ended September 30, 1995. This decrease was primarily due to the increase in the SAIF deposit insurance premium and a decrease in income tax expense.

         Net Interest Income. Total net interest income increased $10,643 or 5% to $240,867 for the three months ended September 30, 1996 from $230,224 for the three months ended September 30, 1995. This increase was primarily the result of increases in the average yield on and the average balance of mortgage-backed securities from 1995 to 1996 and a decrease in the average balance of deposits as well as average cost for deposits.

         Provision for Losses on Loans. The Association maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risk in the loan portfolio, the Association's past loss experience, adverse situations that may affect the borrower's ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The Association did not establish a provision for loan losses for the three months ended September 30, 1996 and 1995, since during these periods the Association experienced recoveries on loans for which reserves had previously been established. The recovery of $1,722 and $11,903 for the three months ended September 30, 1996 and 1995, respectively was primarily due to recoveries on consumer loans.

         Non-Interest Income. Non-interest income increased $12,145 or 21% to $69,164 for the three months ended September 30, 1996 from $57,019 for the three months ended September 30, 1995. This increase was due to a $5,509 increase in service charges on deposits, a $2,537 increase in insurance commissions earned, a $2,483 increase in loan origination and servicing fees, an $1,145 increase in net other real estate expenses, a $5,293 increase in the gain on the sale of real estate owned and a $2,532 decrease in other operating revenues.

         Non-Interest Expense. Non-interest expense increased $199,188 or 117% to $369,154 for the three months ended September 30, 1996 from $169,966 for the three months ended September 30, 1995. This increase was primarily due to an increase of $28,173 in compensation and employee benefits, a $286 decrease in occupancy and equipment expenses, $3,579 increase in stationery and printing, a $170,674 increase in SAIF deposit insurance premiums, a $4,004 decrease in data processing and a $1,052 increase in other expenses.

         Income Tax Expense. Income tax expense decreased $72,614 or 142% to an income tax benefit of $21,320 for the three months ended September
  30, 1996 from an income tax expense of $51,294 for the three months ended September 30, 1995.


  Comparison of Operating Results for the Nine Months Ended September 30, 1996 and 1995

         General. Net income decreased $127,979 or 56% to $100,076 for the nine months ended September 30, 1996 from $228,055 for the nine months ended September 30, 1995. This decrease was primarily due to the increase in the SAIF deposit insurance premium and an increase in non interest income.

         Net Interest Income. Net interest income increased $9,745, or 1% to $707,418 for the nine months ended September 30, 1996 from $697,673 for the nine months ended September 30, 1995.

         Provisions for Losses on Loans. The Association did not establish a provision for loan loss for the nine months ended September 30, 1996 and 1995 since during these periods the Association experienced recoveries on loans for which reserves had previously been established.

         Non-Interest Income.   Non-interest income increased $25,295 or 15%
  to $194,960 for the nine months ended September 30, 1996 from $169,665 for the nine months ended September 30, 1995. This increase was due to a $12,049 increase in service charges on deposits, a $5,486 increase in insurance commissions earned, a $4,069 increase in loan origination and servicing fees, a $1,527 increase in net other real estate expenses, a $4,127 increase in gain on foreclosed real estate, and a $1,091 increase in other operating revenues.

         Non-Interest Expense. Non-interest expense increased $233,505 or 44% to $761,485 for the nine months ended September 30, 1996 from $527,980 for the nine months ended September 30, 1995. This increase was due to a $43,833 increase in compensation and employee benefits, a $3,400 increase in occupancy and equipment expenses, an $11,833 increase in stationery and printing, a $173,601 increase in the SAIF deposit insurance premium, a $1,232 decrease in data processing and a $2,070 increase in other expenses.

         Income Tax Expense. Income tax expense decreased $80,156 or 61% to $52,000 for the nine months ended September 30, 1996 from $132,156 for the nine months ended September 30, 1995.


  Non-Performing Assets

         At September 30, 1996, non-performing assets were approximately $173,000 compared to $200,000 on December 31, 1995. At September 30, 1996, the Association's allowance for loan losses was 267% of non performing loans compared 197% at December 31, 1995.

         Loans are considered non-performing when the collection of principal and/or interest is not probable, or in the event payments are more than 90 days delinquent.


  Capital Resources

         The Association is subject to three capital to asset requirements in accordance with Office of Thrift Supervision (OTS) regulations. The following table is a summary of the Association's regulatory capital requirements versus actual capital as of September 30, 1996:

                         Actual            Required              Excess
                     Amount/Percent     Amount/Percent       Amount/Percent

  Tangible         $4,324,000/13.79%    $470,000/1.50%     $3,854,000/12.29%
  Core Leverage
    Capital         4,324,000/13.64%     947,000/3.00%      3,377,000/10.64%
  Risk-Based
    Capital         4,457,000/37.12%     961,000/8.00%      3,496,000/29.12%

  Liquidity

         The Association's principal sources of funds are deposits, principal and interest payments on loans, deposits in other insured institutions, and investment securities. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan payments are more influenced by interest rates, general economic conditions and competition. Additional sources of funds may be obtained from the Federal Home Loan Bank of Dallas by utilizing numerous available products to meet funding needs.

         The Association is required to maintain minimum levels of liquid assets as defined by regulations. The required percentage is currently five percent of net withdrawable savings deposits and borrowings payable on demand or in one year or less. The Association has maintained its liquidity ratio at levels exceeding the minimum requirement. The eligible liquidity ratios at December 31, 1995, and September 30, 1996, were 8.17% and 11.37%, respectively.

         For purposes of the cash flows, all short-term investments with a maturity of three months or less at date of purchase are considered cash equivalents. Cash and cash equivalents for the periods ended September 30, 1996 and 1995 were $2,979,851 and $1,741,364, respectively. The increase was primarily due to the net cash used in investing activities for loan originations, asset purchases, purchase of mortgage-backed securities and sale of real estate owned and net cash provided by financing activities from issuance of $264,506 shares of .01 par value common stock at ten dollars per share.

                         PART II - OTHER INFORMATION
Item 1.  Legal Proceedings
             None

Item 2.  Changes in Securities
             None

Item 3.  Defaults Upon Senior Securities
             None

Item 4.  Submission of Matters to a Vote of Security Holders
             None

Item 5.  Other information
             None

Item 6.  Exhibits and Reports on Form 8-K
             Exhibits:
             27 - Financial Data Schedule

             Reports on Form 8-K:
             None.

                                 SIGNATURES

  Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   First Allen Parish Bancorp, Inc.
                                   Registrant

Date:  November 8, 1996            /s/Charles L. Galligan
       ----------------            Charles L. Galligan, President
                                   and Chief Executive Officer (Duly
                                   Authorized Officer)



Date:  November 8, 1996            /s/Betty J. Parker
       ----------------            Betty J. Parker, Treasurer and
                                   Chief Financial Officer
