Form 10KSB
period 1996-12-31
FIRST ALLEN PARISH BANCORP INC
filed 1997-03-28
CIK 1017309

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
          For the fiscal year ended December 31, 1996
                             OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from -----------  to -------------
     Commission File Number 0-21165

                FIRST ALLEN PARISH BANCORP, INC.
         (Name of small business issuer in its charter)

          Delaware                          72-1331593
-----------------------------------------------------------------
       (State or other          (I.R.S. Employer Identification
        jurisdiction of                        No.)
incorporation or organization)

222 South 10th Street, Oakdale, Louisiana              71463
-----------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code:
                         (318) 335-2031

   Securities Registered Pursuant to Section 12(b) of the Act:
                              None
   Securities Registered Pursuant to Section 12(g) of the Act:
             Common Stock, par value $.01 per share
                        (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES / X /    NO ---.

     Check if there is no disclosure of delinquent filers in
response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's
knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB. [   ]

     The Registrant's revenues for the fiscal year ended December
31, 1996 were $2,135,358.

     As of January 29, 1997, there were issued and outstanding 264,506 shares of the Registrant's Common Stock. The Registrant's voting stock is not regularly and actively traded, and there are no regularly quoted bid and asked prices for the Registrant's voting stock. Accordingly, the Registrant is unable to determine the aggregate market value of the voting stock held by non-affiliates.

               DOCUMENTS INCORPORATED BY REFERENCE

     Parts II and III of Form 10-KSB - Portions of Annual Report to Stockholders for the fiscal year ended December 31, 1996.

     Part III of Form 10-KSB - Portions of Proxy Statement for
1997 Annual Meeting of Stockholders.

                             PART I

Item 1.  Description of Business

General

     First Allen Parish Bancorp, Inc. ("First Allen Parish Bancorp" and, with its subsidiaries, the "Company") was formed in June 1996 at the direction of First Federal Savings and Loan Association of Allen Parish ("First Federal" or the "Association") for the purpose of owning all of the outstanding stock of the Association issued upon the conversion of the Association from the mutual to stock form (the "Conversion"). On September 27, 1996, First Allen Parish Bancorp acquired all of the shares of the Association in connection with the completion of the Conversion. All references to the Company, unless otherwise indicated, at or before September 27, 1996 refer to the Association. The Company's common stock is quoted on the National Security Quotation System "Pink Sheets" under the symbol "FALN".

     First Federal is a federally-chartered stock savings and loan association headquartered in Oakdale, Louisiana. First Federal was originally chartered in 1962. Its deposits are insured up to the maximum allowable amount by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation (the "FDIC"). Through its office in Oakdale, First Federal serves communities located in Allen Parish and in the surrounding parishes in the State of Louisiana. At December 31, 1996, the Company had total assets of $31.5 million, deposits of $25.7 million and stockholders' equity of $4.3 million.

     The Association has been, and intends to continue to be, a community-oriented financial institution offering selected financial services to meet the needs of the communities it serves. The Association attracts deposits from the general public and historically has used such deposits, together with other funds, to originate loans secured by real estate, including one- to four-family residential mortgage loans, commercial real estate loans, land loans, construction loans and loans secured by other properties. At December 31, 1996, 83.6% of the Association's gross loan portfolio consisted of loans secured by real estate. The Association also originates consumer and other loans consisting primarily of loans secured by automobiles, manufactured homes, loans secured by deposits ("share loans") and lines of credit. At December 31, 1996, consumer and other loans constituted 25.3% of the Association's gross loan portfolio. In order to supplement its loan originations, the Association has invested a significant portion of its assets in mortgage-backed securities, which are insured or guaranteed by federal agencies, as well as other investments. At December 31, 1996, the Association's mortgage-backed securities portfolio totaled $17.2 million, or 54.6% of total assets. See "- Investment Activities."

     The executive office of the Company and the Association is located at 222 South 10th Street, Oakdale, Louisiana 71463 and its telephone number is (318) 335-2031.

Market Area and Competition

     First Federal serves Allen Parish, Louisiana and the surrounding parishes, from its office in Oakdale, Louisiana. Allen Parish consists of small farms and residential communities of predominantly one- to four-family residences. The Association's market for deposits is concentrated in Allen Parish. The Association is the only independent financial institution headquartered in Allen Parish.

     The economy of the Association's market area consists primarily of small farming communities, the timber and wood industry and state and local government. The largest employers in the Association's market area are the Federal Bureau of Prisons, which operates a corrections facility, Boise Cascade Corporation, a wood manufacturer, Arizona Chemical, a division of International Paper Co., Grand Casino, which is operated by the Coushatta Indians and the Allen Parish School Board. In recent years the oil and gas industry has become a growing segment of the Association's economy.

     The Association's business and operating results are significantly affected by the general economic conditions precedent in the Association's market area. As of March 31, 1996, the unemployment rate in the Association's market area was 7.8%. During the period between 1990 and 1994, per capita income growth in the Association's market area was below that experienced in the state of Louisiana and the nation as a whole. Management believes that the population in the Association's market area will remain stable in the foreseeable future.

     The Association faces significant competition in attracting deposits from commercial banks, other savings institutions and credit unions. The Association faces additional competition for deposits from short-term money market funds, from other corporate and government securities funds and from brokerage funds and insurance companies. The Association also faces significant competition in the origination of loans from savings institutions, mortgage banking companies, credit unions and commercial banks.

Lending Activities

     General. The Association's loan portfolio consists primarily of loans secured by real estate which consist primarily of loans secured by one- to four-family residences, commercial real estate loans, construction loans and loans secured by other properties. The Association also originates consumer and other loans consisting primarily of loans secured by automobiles, manufactured homes, share loans, lines of credit and other consumer loans. At December 31, 1996, the Association's gross loans totaled $13.0 million, of which $7.3 million or 56.1% were one-to four-family residential mortgage loans. Of the one- to four-family mortgage loans outstanding at that date, 26.1% were fixed-rate loans, and 73.9% were adjustable-rate loans. At December 31, 1996, $1.5 million or 11.5% of gross loans were secured by commercial real estate properties consisting of retail shops and churches, $487,000, or 3.7%, of gross loans were construction loans for the construction of owner-occupied homes, and $451,000, or 3.5% of gross loans consisted of land loans. At that date, consumer and other loans totaled $3.0 million or 23.2% of the Association's gross loan portfolio, of which $795,000, or 6.1%, consisted of share loans, $475,000, or 3.7%, consisted of automobile loans, $1,003,000, or 7.7%, consisted of lines of credit to small farms and businesses, $22,000 or 0.17% consisted of loans on manufactured homes and $721,000 or 5.5% consisted of other loans (consisting of personal loans, disaster relief loans, and loans to governmental entities and non-profit organizations).

     The Association also invests in mortgage-backed securities.
At December 31, 1996, mortgage-backed and related securities totaled $17.2 million. See "- Investment Activities."

     The Association's loans-to-one borrower limit is generally the greater of 15% of unimpaired capital and surplus or $500,000. At December 31, 1996, the maximum amount which the Association could have lent under this limit to any one borrower and the borrower's related entities was approximately $615,000. At December 31, 1996, the Association had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount. The Association's largest lending relationship at December 31, 1996 was $540,000 in loans to one borrower which was comprised of ten loans, seven of which were secured by real estate and three of which were unsecured commercial loans. The Association's second largest lending relationship at December 31, 1996 was $375,770 in loans to one borrower which was comprised of nine loans, eight of which were secured by real estate and one of which was an unsecured commercial loan. The Association's third largest lending relationship totaled $332,760, which consisted of two commercial real estate loans. At December 31, 1996, all of these loans were performing in accordance with their terms.

     Loan Portfolio Composition. Set forth below is data relating to the composition of the Association's loan portfolio by type of loan as of the dates indicated.


                                                            At December 31,

                                             1996                 1995                 1994
                                       -----------------    -----------------    -----------------
                                       Amount    Percent    Amount    Percent    Amount    Percent
                                       -----------------------------------------------------------

Real estate loans:
 One- to four-family residential       $ 7,279    60.97%    $ 7,918    70.50%    $ 8,710     75.96%
 Commercial real estate loans            1,519    12.73       1,208    10.76         881      7.68
 Construction                              487     4.08         260     2.32         162      1.41
 Land loans                                451     3.78         203     1.81         181      1.58
 Other real estate loans                   237     1.99         131     1.17         235      2.05
 Total first mortgage loans              9,973    83.55       9,720    86.55      10,169     88.69

Consumer and other loans
 Automobile                                475     3.97         496     4.42         460      4.01
 Manufactured homes                         22     0.19          12     0.11          21      0.18
 Share loans                               795     6.66         800     7.12         765      6.67
 Lines of credit                         1,003     8.41         440     3.92         165      1.44
 Other loans                               721     6.04         415     3.70         346      3.01

   Total consumer and other loans        3,016    25.27       2,163    19.26       1,757     15.31
   Total loans receivable               12,989   108.82      11,883   105.82      11,926    104.00

Less:
 Undisbursed loans proceeds               (755)   (6.34)       (335)   (2.98)       (131)    (1.13)
 Unearned discounts                         --       --          --       --          (1)     (.01)
 Allowance for loan losses                (296)   (2.48)       (317)   (2.82)       (328)    (2.86)
   Total loans receivable, net         $11,938   100.00%    $11,231   100.00%    $11,466    100.00%


     One-to Four-Family Mortgage Loans. The Association's primary lending activity is the origination of one- to four-family, owner-occupied, residential mortgage loans secured by property located in the Association's market area. Loans are generated through the Association's marketing efforts, its existing customers and referrals, real estate brokers, builders and local businesses. The Association generally has limited its real estate loan originations to the financing of properties located within its market area and will not make out of state loans. At December 31, 1996, the Association had $7.3 million, or 56.1% of its gross loan portfolio, invested in mortgage loans secured by one- to four-family residences.

     The Association originates for retention in its portfolio fixed-rate residential one- to four-family loans with terms of up to 15 years. The Association's fixed-rate mortgage loans amortize monthly with principal and interest due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option.

     The Association currently offers ARM loans with amortization periods ranging up to 30 years. The Association generally offers ARM loans that either adjust every year or every three years from the date of origination, with interest rate adjustment limitations up to two percentage points per adjustment and with a cap of up to six percentage points on total interest rate increases over the life of the loan. Currently, ARM loans are originated with a minimum interest rate of five percent and a maximum rate of 15% regardless of the initial rate. In a rising interest rate environment, such rate limitations may prevent ARM loans from repricing to market interest rates, which would have an adverse effect on net interest income. The Association has used different interest indices for ARM loans in the past, and currently uses the National Average Contract Interest Rate for Major Lenders on the Purchase of Previously Occupied Loans as its index. ARM loans secured by residential one- to four-family real estate totaled $5.4 million, or 73.9% of the Association's total one- to four-family residential real estate loans receivable at December 31, 1996. The origination of fixed-rate mortgage loans versus ARM loans is monitored on an ongoing basis and is affected significantly by the level of market interest rates, customer preference, the Association's interest rate gap position and loan products offered by the Association's competitors. Particularly in a relatively low interest rate environment, borrowers may prefer fixed-rate loans to ARM loans. During the year ended December 31, 1996, the Association originated $162,000 in fixed-rate residential mortgage loans and 428,000 of ARM loans.

     The primary purpose of offering ARM loans is to make the Association's loan portfolio more interest rate sensitive. However, as the interest income earned on ARM loans varies with prevailing interest rates, such loans do not offer the Association predictable cash flows as would long-term, fixed-rate loans. ARM loans carry increased credit risk associated with potentially higher monthly payments by borrowers as general market interest rates increase. It is possible, therefore, during periods of rising interest rates, that the risk of delinquencies and defaults on ARM loans may increase due to the upward adjustment of interest costs to the borrower, resulting in increased loan losses.

     The Association's residential first mortgage loans customarily include due-on-sale clauses, which are provisions giving the Association the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the underlying real property serving as security for the loan. Due-on-sale clauses are a means of imposing assumption fees and increasing the interest rate on the Association's mortgage portfolio during periods of rising interest rates.

     Effective December 19, 1993, all financial institutions were required to adopt and maintain comprehensive written real estate lending policies that are consistent with safe and sound banking practices. These lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies adopted by the Federal banking agencies, including the OTS, in December 1992 ("Guidelines"). The Guidelines set forth, pursuant to the mandates of the FDICIA, uniform regulations prescribing standards for real estate lending. Real estate lending is defined as extension of credit secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate, regardless of whether a lien has been taken on the property.

     The policies must address certain lending considerations set forth in the Guidelines, including loan-to-value ("LTV") limits, loan administration procedures, underwriting standards, portfolio diversification standards, and documentation, approval and reporting requirements. These policies must also be appropriate based upon the size of the institution and the nature and scope of its operations, and must be reviewed and approved by the institution's board of directors at least annually. The LTV ratio framework, with an LTV ratio being the total amount of credit to be extended divided by the appraised value of the property at the time the credit is originated, must be established for each category of real estate loans. If not a first lien, the lender must combine all senior liens when calculating this ratio. The Guidelines, among other things, establish the following supervisory LTV limits: raw land (65%); land development (75%); construction (commercial, multi-family and nonresidential) (80%); improved property (85%); and owner occupied one- to four-family residential (no maximum ratio, however, any LTV ratio in excess of 90% requires appropriate insurance or readily marketable collateral).

     Certain institutions are permitted to make real estate loans that do not conform with the established LTV ratio limits up to 100% of the institution's total capital. Within this aggregate limit, total loans for all commercial, agricultural, multi-family and other non-one- to four-family residential properties should not exceed 30% of total capital. An institution will come under increased supervisory scrutiny as the total of such loans approaches these levels. Certain loans are exempt from the LTV ratios (e.g., those guaranteed by a government agency, loans to facilitate the sale of real estate owned, loans renewed, refinanced or restructured by the original lender(s) to the same borrower(s) where there is no advancement of new funds, etc.).

     Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Such regulations permit a maximum LTV ratio of 95% for residential property (and 100% for loans guaranteed by the Veterans Administration) and 90% for all other real estate loans. The Association's lending policies, however, generally limit the maximum LTV ratio on fixed-rate and ARM loans to 95% of the lesser of the appraised value or the purchase price of the property securing the loan in the case of loans secured by one-
 to four-family owner-occupied properties. The maximum LTV ratio on other types of real estate loans is generally the lesser of 80% of the appraisal value or the purchase price of the property.

     When underwriting residential real estate loans, the Association reviews and verifies each loan applicant's employment, income and credit history. Management believes that stability of income and past credit history are integral parts in the underwriting process. Generally, the applicant's total monthly mortgage payment, including all escrow amounts, is limited to 28% of the applicant's total monthly income. In addition, total monthly obligations of the applicant, including mortgage payments, should not generally exceed 42% of total monthly income. Written appraisals are generally required on real estate property offered to secure an applicant's loan. For real estate loans with LTV ratios of between 80% and 95%, the Association requires private mortgage insurance. The Association requires fire, casualty and where necessary flood insurance on all properties securing real estate loans. The Association requires title insurance, and an attorney's title opinion.

     Commercial Real Estate Loans. The Association originates commercial real estate loans typically secured by retail facilities, churches and office buildings. At December 31, 1996, $1.5 million, or 11.5% of the Association's gross loan portfolio consisted of commercial real estate loans. At December 31, 1996, all of the Association's commercial real estate loans were secured by properties within the State of Louisiana. The maximum loan to value ratio for commercial real estate loans originated by the Association is 80%. At December 31, 1996, the largest commercial real estate loan had a principal balance of $259,000, and was secured by commercial real estate. The loan was performing in accordance with its terms at December 31, 1996.

     The underwriting standards employed by the Association for commercial real estate loans include a determination of the applicant's credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan. Written appraisals are obtained on all commercial real estate loans. The Association assesses the creditworthiness of the applicant by reviewing a credit report, financial statements and tax returns on the applicant.

     Loans secured by commercial real estate generally involve a greater degree of credit risk than one- to four-family mortgage loans. The increased risk is the result of several factors, including the effects of general economic conditions in income producing properties and the successful operation or management of the properties securing the loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related business and real estate property. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired.

     Land Loans. The Association offers land loans, primarily loans to purchase and develop single family homesites, which may consist of individual lots or large acreage tracts. At December 31, 1996, $451,000, or 3.5% of the Association's gross loan portfolio consisted of land loans. The maximum loan amount generally does not exceed 75% of the appraised value of the property. The terms of land loans are negotiated on a case by case basis; however, fixed rate loans are typically originated for terms of 5 years or less; adjustable rate land loans are originated for terms up to 15 years and will either adjust at a premium over the prime rate or will be based upon the National Average Contract Interest Rate for Major Lenders on the Purchase of Previously Occupied Loans. The Association will make a limited number of land loans for speculation purposes. Land loans are typically made to companies or individuals with whom the Association has had a prior business relationship.

     Construction Lending. At December 31, 1996, the Association had $487,000 or 3.7% of its gross loan portfolio, invested in construction loans. First Federal offers loans to both builders and individuals for the construction of one- to four-family residences. Currently, such loans are offered with fixed- or adjustable-rates of interest, with loan terms of six months. The interest rates of construction loans are typically at a margin over the prime rate or the National Average Contract Interest Rate for Major Lenders on the Purchase of Previously Owned Homes. The maximum loan amount will not exceed 80% of the appraised value of the project. The Association requires the builder to submit plans, specifications and cost projections. In addition, the Association reviews the borrower's existing financial condition, including total outstanding debt. Funds are dispersed as the construction project progresses. Following the construction period, these loans may convert to permanent loans, generally with terms for up to 15 years if the interest rate is fixed and up to 30 years if the interest rate is adjustable. At December 31, 1996, none of the Association's construction loans were non-performing.

     Construction lending and land loans are generally considered to involve a higher level of credit risk than one- to four-family residential lending since the risk of loss on construction loans is dependent largely upon the accuracy of the initial estimate of the individual property's value upon completion of the project and the estimated cost (including interest) of the project. If the cost estimate proves to be inaccurate, the Association may be required to advance funds beyond the amount originally committed to permit completion of the project.

     Consumer and Other Lending. First Federal offers a variety of consumer loans, including loans secured by deposits, lines of credit, automobile and home improvement loans. The Association currently originates substantially all of its consumer loans in its primary market area generally to its existing customers. At December 31, 1996, the Association's consumer and other loan portfolio totaled $3.0 million, or 23.2% of its gross loan portfolio.

     The Association offers loans secured by the borrower's savings deposits ("share loans"). At December 31, 1996, share loans totaled $795,000, or 6.1% of the Association's gross loan portfolio.

     First Federal originates home improvement loans. Home equity and home improvement loans secured by second mortgages, together with loans secured by all prior liens, are generally limited to 80% or less of the appraised value of the home. Generally, such loans have a maximum term of up to 15 years. As of December 31, 1996, home improvement loans amounted to $88,000, which represented 0.68% of the Association's gross loan portfolio.

     The Association also originates lines of credit for businesses. These loans are made on both a secured and unsecured basis. Lines of credit may be secured by real estate, equipment and inventory. They are generally originated with interest rates that adjust at a premium above the prime rate. All lines of credit are reviewed annually by the Association. Lines of credit loans amounted to approximately $1.0 million at December 31, 1996, which represented 7.7% of the Association's gross loan portfolio.

     Another component of the Association's consumer loan
portfolio consists of automobile loans.   The Association
originates automobile loans on a direct basis, where the Association extends credit directly to the borrower. These loans generally have terms that do not exceed five years and carry a fixed-rate of interest. Generally, loans on new vehicles are made in amounts up to 80% of dealer cost and loans on used vehicles are made in amounts up to 80% of the vehicle's published NADA value. At December 31, 1996, the Association's automobile loans totaled $475,000 or 3.7% of the Association's gross loan portfolio.

     Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. The underwriting standards employed by the Association for consumer loans include an application, a determination of the applicant's payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

     Consumer loans entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Management believes that its level of delinquencies is relatively low in comparison with other financial institutions, and that its low level of consumer loan delinquencies is attributable to the Association's policy of aggressively contacting borrowers who become delinquent in repaying their loans. At December 31, 1996, $0 in consumer loans were non-performing. See "- Delinquencies and Classified Assets." There can be no assurances, however, that delinquencies will not increase in the future.

Loan Maturity Schedule

     The following table sets forth certain information at December 31, 1996, regarding the dollar amount of loans maturing in the Association's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

                                    Within      1-3       3-5      5-10      10-20   Beyond 20
                                    1 Year     Years     Years     Years     Years     Years     Total
                                    ------------------------------------------------------------------
First mortgage loans:
 One- to four-family residential  $  112      $  210    $  642    $ 1,972   $ 3,219   $ 1,124   $ 7,279
 Other properties                    351          93       379        435       647       302     2,207
 Construction                        141          --        --         90       221        35       487
Consumer and other loans           1,919         576       503         18        --        --     3,016
   Total                          $2,523      $  879    $1,524    $ 2,515   $ 4,087   $ 1,461   $12,989


    The following table sets forth the dollar amount of all loans at December 31, 1996 that have predetermined interest rates and have floating or adjustable interest rates and which are due after December 31, 1997.

                                                   Floating or
                                  Fixed-Rates    Adjustable Rates    Total
                                  -------------------------------------------
                                                  (In Thousands)

First mortgage loans:
 One- to four-family residential  $ 1,724        $ 5,443             $ 7,167
 Other properties                   1,060            796               1,856
 Construction                         346             --                 346
Consumer and other loans            1,097             --               1,097
   Total                          $ 4,227        $ 6,239             $10,466


Origination of Loans

     Loan originations are developed from continuing business with depositors and borrowers, soliciting realtors, builders, walk-in customers and third-party sources. All real estate loans must be approved by the Association's board of directors. Consumer and other loans up to $15,000 may be approved by the Association's President. All other consumer and other loans must be approved by the Board of Directors.

     While the Association originates both adjustable-rate and fixed-rate loans, its ability to originate loans to a certain extent is dependent upon the relative customer demand for loans in its market, which is affected by the interest rate environment, among other factors. For the year ended December 31, 1996, the Association originated $4.2 million in fixed-rate loans and $1.7 million in adjustable rate loans.

     In recent years the Association has neither purchased, nor sold loans. All loans originated by the Association are retained in the Association's portfolio.

     Set forth below is a table showing the Association's loan originations and repayments for the periods indicated.


                                               Year Ended December 31,

                                            1996        1995       1994
                                                   (In Thousands)

Total loans receivable at beginning of
 period                                     $11,883     $11,926    $11,431
 First mortgage loans:
  One- to four-family residential               590         482      1,006
  Construction                                  664         243        493
  Other properties                            1,025         257        160
 Consumer and other loans:
  Automobile                                    308         359        554
  Manufactured home                               5          38         11
  Other                                       2,564         773        540
 Refinancing                                    755         764        933
  Total originations                          5,911       2,916      3,697
 Transfers of mortgage to foreclosed
  real estate                                   (74)         --        (91)
  Repayments                                 (4,731)     (2,959)    (3,111)
Net loan activity                             1,106         (42)       495
  Total loans receivable at end of period   $12,989     $11,883    $11,926



Delinquencies and Classified Assets

     The Association's collection procedures provide that when a loan is 15 days past due, a computer-generated late charge notice is sent to the borrower requesting payment plus a late charge. If the loan remains delinquent a telephone call is made or a letter is sent to the borrower stressing the importance of reinstating the loan and obtaining reasons for the delinquency before the loan becomes delinquent after 30 days. After 45 days a written commitment to bring the loan current is required. When a loan continues in a delinquent status for 90 days or more, and a repayment schedule has not been made or adhered to by the borrower, a notice of intent to foreclose upon the underlying property is sent to the borrower by the Association's attorney, giving the borrower 10 days to cure the delinquency. If not cured, foreclosure proceedings are initiated.

     In recent years the Association has increased its collection efforts by more closely monitoring delinquent loans and employing diligent collection efforts. Management believes that these efforts have contributed to the loan portfolio's low delinquency levels. At December 31, 1996, 1995 and 1994 the percentage of total loans delinquent 90 days or more to net loans receivable were 0%, .06% and 0%, respectively.

     Delinquent Loans and Nonperforming Assets. Generally, when a loan becomes more than 90 days delinquent, the Association will place the loan on non-accrual status and previously accrued interest income on the loan is charged against current income. The loan will remain on a non-accrual status as long as the loan is more than 90 days delinquent.

     Real estate acquired through foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until such time as it is sold. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan, or its fair market value, less estimated selling expenses. Any further write-down of real estate owned is charged against earnings. At December 31, 1996, the Association owned approximately $75,000 of property classified as real estate owned.

     Delinquent consumer loans are handled in a similar manner as to those described above; however, shorter time frames for each step apply due to the type of collateral generally associated with such types of loans. The Association's procedures for repossession and sale of consumer collateral are subject to various requirements under Louisiana and federal consumer protection laws.

     The following table sets forth information with respect to the Association's delinquent loans and other problem assets at December 31, 1996.


                                                  At December 31, 1996
                                                  Balance       Number
                                                     (In Thousands)

<S<
One- to four-family residential real estate:
   Loans 60 to 89 days delinquent                 $105           3
   Loans 90 days or more delinquent                 --          --
Other properties:
   Loans 60 to 89 days delinquent                    5        --
   Loans 90 days or more delinquent                 --        --
Construction:
   Loans 60 to 89 days delinquent                    5         2
   Loans 90 days or more delinquent                 --        --
Consumer and other loans:
   Loans 60 to 89 days delinquent                   --        --
    Loans 90 days or more delinquent                --        --
Foreclosed real estate and repossessions            75         2
Other nonperforming assets                          --        --
Restructured loans within the meaning of
 Statement of Financial Accounting Standards
 No. 15 (not included in other nonperforming
 categories above)                                 154         7
Loans to facilitate sale of real estate owned      538        23


     The following table sets forth information regarding delinquent loans and real estate owned by the Association at the dates indicated. At December 31, 1996, the Association had
$154,000 in restructured loans within the meaning of SFAS 15.


                                           Year Ended December 31,

                                        1996       1995       1994
                                              (In Thousands)

Non-accruing loans:
 First mortgage loans:
  One- to four-family residential       $  44      $ 144      $  62
  Other properties                         --         --         --
  Construction                             --         --         --
 Consumer and other loans                  --         11         --
  Total non-accruing loans                 44        155         62

Accruing loans past due 90 day or more:
 First mortgage loans:
  One- to four-family residential       $  --      $  --      $  --
  Other properties                         --         --         --
  Construction                             --         --         --
 Consumer and other loans                  --          6         --
  Total accruing loans delinquent
   90 days or more                         --          6         --
    Total non-performing loans             44        161         62

Total real estate owned                    75         39         45
  Total non-performing assets           $ 119      $ 200      $ 107

Performing troubled debt restructurings $ 154      $ 191      $ 121
 Total non-performing assets and
  troubled debt restructurings          $ 273      $ 391      $ 228

Total loans delinquent 90 days or
 more to net loans receivable            0.00%      0.06%      0.00%
Total loans delinquent 90 days or
 more to total assets                    0.00%      0.02%      0.00%
Total non-performing loans and
 REO to total assets                     0.38%      0.69%      0.50%
Total non-performing assets and
 troubled debt restructurings total
 assets                                  0.87%      1.35%      0.85%


Delinquent Loans

     The following table sets forth information with respect to loans past due 60-89 days in the Association's portfolio at the dates indicated.


                                            At December 31,
                                        1996      1995      1994
                                            (In Thousands)

Loans past due 60-89 days:
 First mortgage loans:
  One- to four-family residential       $105      $15       $32
  Other properties                         5       --        --
  Construction                            --       --        --
 Consumer and other loans                  5       10        12



     For the year ended December 31, 1996 gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $5,800. The amount that was included in interest income on such loans was $3,000 for the year ended December 31, 1996.

     Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities, considered by the OTS to be of lesser quality, as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full" on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

     When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, who may order the establishment of additional general or specific loss allowances.

     In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Association regularly reviews loans in its portfolio to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at December 31, 1996, the Association had classified a total of $164,000 of its assets as substandard, $0 as doubtful, and $21,000 as loss. At
December 31, 1996, total classified assets comprised $185,000, or 4.3% of the Association's capital, or .59% of the Association's total assets.

     Other Loans of Concern. Other than the non-performing loans set forth in the tables above, as of March 31, 1996, there were no loans classified by the Association with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

     Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity, including those loans which are being specifically monitored by management. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, the loan classifications discussed above, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience, the amount of loans outstanding and other factors that warrant recognition in providing for an adequate loan loss allowance.

     Real estate properties acquired through foreclosure are recorded at the lower of cost or fair value minus estimated cost to sell. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations. At December 31, 1996, the Association had properties with a net book value of $75,000 which were acquired through foreclosure.

     Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Association's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Association's allowance for loan losses. Such agencies may require the Association to increase the allowance based upon their judgment of the information available to them at the time of their examination. At December 31, 1996, the Association had a total allowance for loan losses of $296,000, representing 670.8% of total non-performing loans and 2.5% of the Association's loans, net. See Note 5 of the Notes to Consolidated Financial Statements.

     The following table sets forth the allocation for loan losses by category for the periods indicated.

                                                             At December 31,

                                       1996                        1995                      1994
                               ---------------------      ----------------------     ----------------------

                                          % of Loans                 % of Loans                 % of Loans
                                            In Each                    In Each                    In Each
                                          Category to                Category to                Category to
                               Amount     Total Loans     Amount     Total Loans     Amount     Total Loans

First mortgage loans:
  1-4 family residential        $217          56.04%       $230         66.63%        $242           73.04%
  Other properties                37          16.99          37         12.98           36           10.88
  Construction                    --           3.75          --          2.19           --            1.36
Consumer and other loans          42          23.22          50         18.20           50           14.72
  Balance, end of period        $296         100.00%       $317        100.00%        $328          100.00%



     The following table sets forth information with respect to the Association's allowance for loan losses at the dates indicated.



                                           Year Ended December 31,

                                        1996       1995       1994
                                              (In Thousands)

Balance at beginning of period          $  317     $  328     $  333
Charge-offs:
 First mortgage loans                      (10)        --         --
 Consumer and other loans                   (8)        (7)       (14)
Recoveries:
 First mortgage loans                       --         --         --
 Consumer and other loans                    5         17          7
  Net charge offs                          (13)        10         (7)
   Provision for loan losses (recoveries)   (8)       (21)         2
Balance, at end of period               $  296     $  317     $  328

Allowance for loan losses as a
 percent of net loans receivable at
 end of period                            2.48%      2.83%      2.86%
Ratio of net loans charged off during
 the period to average loans outstanding
 during the period                      (0.11)%      0.09%    (0.07)%
Ratio of allowance for loan losses
 to total noon-performing loans at
 end of period                          670.81%    196.90%    529.04%
Ratio of allowance for loan losses
 to total non-performing loans and
 REO at end of period                   249.02%    158.50%    306.54%

Investment Activities

     General. First Federal must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Association has generally maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At December 31, 1996, the Association's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 7.8%. See"Regulation - Liquidity."

     Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

     Generally, the investment policy of the Association, as established by the Board of Directors, is to invest funds among various categories of investments and maturities based upon the Association's liquidity needs, asset/liability management policies, investment quality, marketability and performance objectives.

     Mortgage-backed and Related Securities. The Association purchases mortgage-backed and related securities to supplement residential loan production and as part of its asset/liability strategy. The type of securities purchased is based upon the Association's asset/liability management strategy and balance sheet objectives. For instance, substantially all of the mortgage-backed and related investments purchased by the Association over the last several years have had adjustable rates of interest. Management believes that the adjustable rate feature of the mortgages underlying adjustable rate mortgage-backed and related securities generally will help to reduce changes in the value of the mortgage-backed and related security in response to normal interest rate fluctuations. As the interest rates on the mortgages underlying the adjustable rate mortgage-backed and related securities are reset periodically, the yields of such securities will gradually align themselves to reflect changes in the market rates so that the market value of such securities will remain relatively constant as compared to fixed rate instruments. The Association has invested primarily in federal agency securities, principally Freddie Mac (formerly the Federal Home Loan Mortgage Corporation), Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA") and Small Business Association ("SBA") obligations. At December 31, 1996, the Association's investment in mortgage-backed and related securities totaled $17.2 million or 54.6% of its total assets. At December 31, 1996, $13.2 million of the Association's mortgage-backed and related securities were classified as held-to-maturity and $4.0 million were classified as available for sale. See Note 4 of the Notes to Consolidated Financial Statements.

     The FNMA, Freddie Mac and GNMA certificates are modified pass-through mortgage-backed and related securities that represent undivided interests in underlying pools of fixed-rate, or certain types of adjustable-rate, single-family residential mortgages issued by these government-sponsored entities. As a result, the interest rate risk characteristics of the underlying pool of mortgages, i.e., fixed rate or adjustable rate, as well as prepayment risk, are passed on to the certificate holder.
FNMA and Freddie Mac provide the certificate holder a guarantee of timely payments of interest and ultimate collection of principal, whether or not they have been collected. GNMA's guarantee to the holder timely payments of principal and interest and are backed by the full faith and credit of the U.S. government. The FNMA, Freddie Mac, GNMA and SBA certificates are modified pass-through mortgage-backed and related securities that represent undivided interests in underlying pools of fixed-rate, or certain types of adjustable-rate, single-family residential mortgages, or in the case of the SBA certificates, the portion of commercial and/or real estate loans guaranteed by the SBA. As a result, the interest rate characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. FNMA and Freddie Mac provide the certificate holder a guarantee of timely payments of interest and ultimate collection of principal, whether or not they have been collected.

     Mortgage-backed and related securities generally yield less than the loans that underlie such securities, because of the cost of payment guarantees or credit enhancements that reduce credit risk. In addition, mortgage-backed and related securities are more liquid than individual mortgage loans and may be used to collateralize obligations of the Association. In general, mortgage-backed securities issued or guaranteed by FNMA and Freddie Mac are weighted at no more than 20% for risk-based capital purposes, and mortgage-backed securities issued or guaranteed by GNMA are weighted at 0% for risk-based capital purposes, compared to an assigned risk weighting of 50% to 100% for whole residential mortgage loans. These types of securities thus allow the Association to optimize regulatory capital to a greater extent than non-securitized whole loans. The Association has sought to improve the yield on its mortgage-backed securities portfolio by investing in mortgage-backed securities with maturities in excess of 10 years.

     While mortgage-backed securities carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed, and value, of such securities.

     Set forth below is a table showing the Association's purchases and repayments of mortgage-backed securities for the periods indicated. The Association did not sell any mortgage-backed securities during the periods indicated.


                                           Year Ended December 31,

                                        1996       1995       1994
                                              (In Thousands)

Mortgage-backed securities at
 beginning of period                    $15,391    $13,257    $13,943
  Purchases                               3,915      4,275      2,290
  Repayments                             (2,078)    (2,069)    (2,845)
Discount (premium) amortization             (42)       (72)      (131)
Mortgage-backed securities at end
 of period                              $17,186    $15,391    $13,257



     At December 31, 1996, the Association's investment securities consisted solely of FHLB stock totaling $259,200. The
Association invests excess liquidity in FHLB overnight deposits.

     OTS regulations restrict investments in corporate debt and equity securities by the Association. These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 15% of the Association's unimpaired capital and unimpaired surplus as defined by federal regulations, plus an additional 10% if the investments are fully secured by readily marketable collateral. At December 31, 1996, the Association was in compliance with this regulation. See "Regulation - Federal Regulation of Savings Associations" for a discussion of additional restrictions on the Association's investment activities.

     The following table sets forth the carrying value of the Association's FHLB stock and mortgage-backed securities at the dates indicated. At December 31, 1996, the market value of the Association's mortgage-backed portfolios and investment securities was approximately $16.9 million and $259,200, respectively.


                                     At December 31,
                                 1996     1995     1994
                                      (In Thousands)

Mortgage-backed securities       $17,186  $15,391  $13,257
Federal Home Loan Bank stock         259      260      248
 Total investments               $17,448  $15,651  $13,505

PAGE

     Mortgage-Backed and Investment Portfolio Maturities.
The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Association's investment securities at December 31, 1996.


                                                              At December 31, 1996


                 One Year or Less    One to Five Years   Five to Ten Years   Beyond Ten Years        Total Investment Portfolio


                Carrying  Average   Carrying  Average   Carrying  Average   Carrying  Average   Carrying   Market  Average
                 Value     Yield     Value     Yield     Value     Yield     Value     Yield    Value      Value    Yield
                 --------------------------------------------------------------------------------------------------------
Mortgage-backed
and investment
securities held
to maturity:
 GNMA
 certificates    $   --       --%   $    6     6.24%     $  8      8.00%    $   356     6.64%    $   370  $   371     6.67%
 Freddie Mac
 certificates        --       --        --       --        15      7.25       4,497     6.10       4,512    4,429     6.10
 FNMA
 certificates        --       --        --       --        --        --       8,285     6.25       8,285    8,115     6.25
 Collateralized
 mortgage
 obligations         --       --        --       --        --        --          72     7.25          72       64     7.25
FHLB Stock           --       --        --       --        --        --         259     5.90         259      259     5.90
  Total          $   --       --%   $    6     6.24%     $ 23      7.53%    $13,469     6.21%    $13,498  $13,238     6.21%

Mortgage-backed
and investment
securities available
for sale:
 GNMA
 certificates    $   --       --%   $   --       --%     $ --        --%    $   536     6.70%    $   536  $   536     6.70%
 Freddie Mac
 certificates        --       --        --       --        10      7.38         719     7.13         729      729     7.13
 FNMA
 certificates        --       --       173     7.14        --        --       1,135     6.77       1,308    1,308     6.82
 SBA
 certificates        --       --        --       --        --        --       1,374     6.13       1,374    1,374     6.13
   Total         $   --       --%   $  173     7.14%     $ 10      7.38%    $ 3,764     6.59%    $ 3,947  $ 3,947     6.62%

PAGE

     The Association's investment securities portfolio at December 31, 1996, contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10% of the Association's retained earnings, excluding those issued by the U.S. government, or its agencies.

Sources of Funds

     General. The Association's primary sources of funds are deposits, receipt of principal and interest on loans and securities, interest-earning deposits with other banks, FHLB advances, and other funds provided from operations.

     FHLB advances are used to support lending activities and to assist in the Association's asset/liability management strategy. See "- Asset/Liability Management." Typically, the Association does not use other forms of borrowings. At December 31, 1996, the Association had $1.2 million in FHLB advances.

     Deposits. First Federal offers a variety of deposit accounts having a wide range of interest rates and terms. The Association's deposits consist of passbook, commercial demand, NOW, money market deposit and certificate accounts. The certificate accounts currently range in terms from 30 days to five years.

     The Association relies primarily on advertising, competitive pricing policies and customer service to attract and retain these deposits. Currently, First Federal solicits deposits from its market area only, and does not use brokers to obtain deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition.

     The Association has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. The Association endeavors to manage the pricing of its deposits in keeping with its profitability objectives giving consideration to its asset/liability management. Notwithstanding the foregoing, a significant percentage of the Association's deposits are for terms of less than one year. At December 31, 1996, $14.9 million or 58.1% of the Association's deposits were in certificates of deposits with terms of 11 months or less. The Association believes that upon maturity most of these deposits will remain at the Association. The ability of the Association to attract and maintain savings accounts and certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

Savings Portfolio

     Deposits in the Association as of December 31, 1996, were represented by the various types of deposit programs described below.


 Weighted
 Average                                                                  Percentage
Interest  Minimum      Checking and             Minimum                    of Total
   Rate   Term         Savings                  Amount       Balance       Savings
----------------------------------------------------------------------------------------
                                                          (In thousands)

                                                            <C<
0.00%     None         Non interest-bearing
                        demand                  $5,000      $   456         1.77%
2.06      None         Passbook accounts            50        2,758        10.71
2.39      None         Money market              2,500          833         3.24
1.80      None         NOW accounts                100        3,222        12.51

                       Certificates of Deposit

4.88%     1-5 mos      Fixed term, fixed rate    2,500       10,365        40.25
5.14      6-11 mos     Fixed term, fixed rate    2,500        4,583        17.80
5.13      12-17 mos    Fixed term, fixed rate    1,000        1,988         7.72
5.34      18-23 mos    Fixed term, fixed rate    1,000        1,261         4.90
5.66      24-29 mos    Fixed term, fixed rate    1,000          129         0.50
5.69      30-35 mos    Fixed term, fixed rate    1,000           39         0.15
7.67      36-47 mos    Fixed term, fixed rate    1,000           33         0.13
5.84      48-53 mos    Fixed term, fixed rate    1,000           30         0.12
5.93      54-59 mos    Fixed term, fixed rate    1,000           53         0.20
 --       60 mos or
            greater    Fixed term, fixed rate    1,000           --
                                                            $25,750       100.00%



Deposit Activity

     The following table sets forth the deposit activities of the Association for the periods indicated:

                                           Year Ended December 31,

                                        1996       1995       1994
                                              (In Thousands)

Deposits, beginning of period           $26,583    $24,523    $25,525
Deposits                                 55,778     57,787     46,051
Withdrawals                             (57,752)   (56,808)   (47,846)
 Net increase (decrease) before
  interest credited                      (1,947)       979     (1,795)
Interest credited                         1,141      1,081        793
 Net increase (decrease) in deposits       (833)     2,060     (1,002)
Deposits, end of period                 $25,750    $26,583    $24,523

PAGE

Deposit Flow

     The following table sets forth the change in dollar amount of savings deposits in the various types of savings accounts offered by the Association between the dates indicated.


                                                                      At December 31,

                                               1996                         1995                         1994
                                    Balance   Percent   Change   Balance   Percent   Change   Balance   Percent
                                    ---------------------------------------------------------------------------
                                                                (Dollars in Thousands)

Now interest-bearing demand         $   456      1.77%  $   331  $   331      1.25%  $   39   $   292      1.19%
NOW Accounts                          3,222     12.51       249    2,973     11.18     (177)    3,150     12.85
Passbook savings                      2,758     10.71      (156)   2,914     10.96     (489)    4,304     13.88
Money market deposit accounts           833      3.24      (174)   1,007      3.79     (324)    1,331      5.43
Time deposits:
 which mature
   within 12 months                  14,948     58.05    (1,122)  16,070     60.45    3,232    12,838     52.35
   within 12-24 months                3,249     12.62       659    2,590      9.74      108     2,482     10.12
   beyond 24 months                     284      1.10      (414)     698      2.64     (329)    1,027      4.19
      Total                         $25,750    100.00%  $  (833) $26,583    100.00%  $2,060   $24,523    100.00%



     The following table indicates the amount of the Association's certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 1996.


                                   Certificates
                                   of Deposits
                                  (In thousands)

Three months or less                  $1,243
Over three through six months            304
Over six through twelve months           400
Over twelve months                     1,232
Total                                 $3,179


Time Deposits by Rates

     The following table sets forth the time deposits in the Association classified by rates as of the dates indicated.


                                           Year Ended December 31,

                                        1996       1995       1994
                                              (In Thousands)

Rates:
3.99% or less                           $     5    $   172    $ 8,552
4.00%-5.99%                              18,409     17,180      6,803
6.00%-7.99%                                  --      1,961        946
8.00%-8.75%                                  67         45         46
   Total                                $18,481    $19,358    $16,347


Time Deposit Maturity Schedule

     The following table sets forth the amount and maturities of time deposits at December 31, 1996.



                        One Year     1-2       2-3       3-4      4-5    Five and more
                        or Less     Years     Years     Years     Years      Years       Total

Rate:
3.99% or less          $     5     $   --    $   --     $   --    $   --    $  --       $     5
4.00-5.99%              14,943      3,250       216         --        --       --        18,409
6.00-7.99%                  --         --        --         --        --       --            --
8.00-9.99%                  --         --        67         --        --       --            67
   Total               $14,948     $3,250    $  283     $   --    $   --    $  --       $18,481



     Borrowings. First Federal's borrowings historically have consisted of advances from the FHLB of Dallas. Such advances may be made pursuant to different credit programs, each of which has its own interest rate and range of maturities. Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory collateral requirements. At December 31, 1996, the Association had $1.2 million in advances from the FHLB. The Association has the ability to purchase additional capital stock from the FHLB. For additional information regarding the term to maturity and average rate paid on FHLB advances, see Note 11 of the Notes to Financial Statements.

     The following table sets forth the maximum month-end balance and average balance of FHLB advances.


                                           Year Ended December 31,

                                        1996       1995       1994
                                              (In Thousands)

FHLB advances
  Maximum balance                       $1,500     $--        $500
  Average                               $  175     $62        $316


Regulation

General

     As a federally chartered savings institution, the Association is subject to extensive regulation by the OTS. Both the OTS and FDIC, as insurer of deposit accounts, periodically examine the Association for compliance with various regulatory requirements. The Association must file reports with the OTS describing its activities and financial condition. The Association is also subject to certain reserve requirements promulgated by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). This supervision and regulation is intended primarily for the protection of depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the OTS, the FDIC or the Congress could have a material adverse impact on the Company, the Association and their operations. As a savings association holding company, the Company is subject to OTS regulation, examination, supervision and reporting requirements.

Federal Regulation of Savings Associations

     The OTS has extensive authority over the operations of savings associations. As part of this authority, the Association is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of the Association were as of May 1996. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Association to provide for higher general or specific loan loss reserves.

     All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets.
The Association's OTS assessment for the fiscal year ended
December 31, 1996, was approximately $10,200.

     The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Association and the Holding Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

     In addition, the investment, lending and branching authority of the Association is prescribed by federal laws, and regulations, and it is prohibited from engaging in any activities not permitted by such laws and regulations. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. The Association is in compliance with the noted restrictions.

     The Association's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus).
The Association is in compliance with the loans to one borrower limitation.

     The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a capital compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action. The OTS and the other federal banking agencies have also proposed additional guidelines on asset quality and earnings standards. No assurance can be given as to whether or in what form the proposed regulations will be adopted. The guidelines are not expected to materially effect the Association.

Insurance of Accounts and Regulation by the FDIC

     First Federal is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

     The FDIC's deposit insurance premiums for SAIF-insured institutions are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, ranging from .23% to
 .31% of deposits, based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of core capital to risk-weighted assets of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy would pay the lowest premium while institutions that are less than adequately capitalized (i.e., a core capital or core capital to risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern would pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

     The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

     In September 1996, Congress enacted legislation to recapitalize the SAIF by a one-time assessment on all SAIF-insured deposits held as of March 31, 1995. The assessment was
65.7 basis points per $100 in deposits, payable on November 30, 1996. For the Association, the assessment amounted to $170,000 (or $112,000 when adjusted for taxes), based on the Association's deposits on March 31, 1995. In addition, beginning January 1, 1997, pursuant to the legislation, interest payments on FICO bonds issued in the late 1980's by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation will be paid jointly by BIF-insured institutions and SAIF-insured institutions. The FICO assessment will be 1.29 basis points per $100 in BIF deposits and 6.44 basis points per $100 in SAIF deposits. Beginning January 1, 2000, the FICO interest payments will be paid pro rata by banks and thrifts based on deposits (approximately 2.4 basis points per $100 in deposits).

     The legislation further provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. Several bills have been introduced in the current Congress that would eliminate the federal thrift charter and OTS. The bills would require that all federal savings associations convert to national banks or state depository institutions by no later than January 1, 1998 in one bill and June 30, 1998 in the other and would treat all state savings associations as state banks for purposes of federal banking laws. Subject to a narrow grandfathering, all savings and loan holding companies would become subject to the same regulation as bank holding companies under the pending legislative proposals. Under such proposals, any lawful activity in which a savings association participates would be permitted for up to two years following the effective date of its conversion to the new charter, with two additional one-year extensions which may be granted as the discretion of the regulator. The legislative proposals would also abolish the OTS and transfer its functions to the federal bank regulators with respect to the institutions and to the Federal Reserve Board with respect to the regulation of holding companies. The Association is unable to predict whether the legislation will be enacted or, given such uncertainty, determine the extent to which the legislation, if enacted, would affect its business. The Association is also unable to predict whether the SAIF and BIF funds will eventually be merged.

     While the legislation has reduced the disparity between premiums paid on BIF deposits and SAIF deposits, and has relieved the thrift industry of a portion of the contingent liability represented by the FICO bonds, the premium disparity between SAIF-insured institutions, such as the Association, and BIF-insured institutions will continue until at least January 1, 1999. Under the legislation, the Association anticipates that its ongoing annual SAIF premiums will be approximately $16,000.

Regulatory Capital Requirements

     Federally insured savings associations, such as the Association, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. Generally, these capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. Further, the valuation allowance applicable to the write-down of investments and mortgage-backed securities in accordance with SFAS No. 115 is excluded from the regulatory capital calculation. At December 31, 1996, the Association had no intangible assets and an unrealized loss on investment securities available for sale net of tax of $6,004.

     At December 31, 1996, the Association had tangible capital of $4.5 million, or 14.4% of adjusted total assets, which is approximately $4.1 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

     The capital standards also require core capital of at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At December 31, 1996, the Association had no intangible assets which were subject to these tests.

     At December 31, 1996, the Association had core capital equal to $4.5 million, or 14.4% of adjusted total assets, which is $3.6 million above the minimum leverage ratio requirement of 3% as in effect on that date.

      The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 1996, the Association had no capital instruments that qualify as supplementary capital and $158,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

     Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. The Association had exclusions from capital and assets at December 31, 1996 of $19,000.

     In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or FHLMC.

     The OTS has adopted a final rule that requires every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule provides for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital. Any savings association with less than $300 million in assets and a total risk-based capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise.

     On December 31, 1996, the Association had total capital of $4.6 million (including $4.5 million in core capital and $188,000 in qualifying supplementary capital) and risk-weighted assets of $12.6 million (including $0 in converted off-balance sheet assets); or total capital of 37.2% of risk-weighted assets. This amount was 29.2% above the 8% requirement in effect on that date.

     Pursuant to FDICIA, the federal banking agencies, including the OTS, have also proposed regulations authorizing the agencies to require a depository institution to maintain additional total capital to account for concentration of credit risk and the risk of non-traditional activities. No assurance can be given as to the final form of any such regulation.

     The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. Effective December 19, 1992, the federal banking agencies, including the OTS, were given additional enforcement authority over undercapitalized depository institutions. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

      As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

     Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions, which may cover all aspects of its operations and include a forced merger or acquisition of the association. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized association is also subject to the general enforcement activity of the OTS and the FDIC, including the appointment of a receiver or conservator.

     The OTS is also generally authorized to reclassify an association into a lower capital category and impose restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

     The imposition by the OTS or the FDIC of any of these measures on First Federal may have a substantial adverse effect on the Association's operations and profitability and the value of the Company's common stock purchased in the Conversion. The Company's shareholders do not have preemptive rights, and therefore, if the Company is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of the Company of the Company's shareholders.

Limitations on Dividends and Other Capital Distributions

     OTS regulations impose various restrictions or requirements on associations with respect to their ability to pay dividends or make other distributions of capital. OTS regulations prohibit an association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

     The OTS utilizes a three-tiered approach to permit associations, based on their capital level and supervisory condition, to make capital distributions which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. See "- Regulatory
Capital Requirements."

     Generally, Tier 1 associations, which are associations that before and after the proposed distribution meet their fully phased-in capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its fully phased-in capital requirement for such capital component, as measured at the beginning of the calendar year, or the amount authorized for a Tier 2 association. However, a Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association as a result of such a determination. The Association meets the requirements for a Tier 1 association and has not been notified of a need for more than normal supervision. Tier 2 associations, which are associations that before and after the proposed distribution meet their current minimum capital requirements, may make capital distributions of up to 75% of net income over the most recent four quarter period.

     Tier 3 associations (which are associations that do not meet current minimum capital requirements) that propose to make any capital distribution and Tier 2 associations that propose to make a capital distribution in excess of the noted safe harbor level must obtain OTS approval prior to making such distribution.
Tier 2 associations proposing to make a capital distribution within the safe harbor provisions and Tier 1 associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. As a subsidiary of the Holding Company, the Association will also be required to give the OTS 30 days' notice prior to declaring any dividend on its stock. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. See "- Regulatory Capital Requirements."

     The OTS has proposed regulations that would revise the current capital distribution restrictions. The proposal eliminates the current tiered structure and the safe-harbor percentage limitations. Under the proposal a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL 1 or 2 rating, is not in troubled condition and would remain adequately capitalized (as defined by regulation) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. A savings association will be considered in troubled condition if it has a CAMEL rating of 4 or 5, is subject to an enforcement action relating to its safety and soundness or financial viability or has been informed in writing by the OTS that it is in troubled condition. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

Liquidity

     All savings associations, including the Association, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Association includes in liquid assets, see "Business - Investment Activities." This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 5%.

     In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At December 31, 1996, the Association was in compliance with both requirements, with an overall liquid asset ratio of 7.8% and a short-term liquid assets ratio of 6.4%.

Accounting

     An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation.

     The OTS has adopted an amendment to its accounting regulations, which may be made more stringent than GAAP by the OTS, to require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS. The Association is in compliance with these amended rules.

Qualified Thrift Lender Test

     All savings associations, including the Association, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing related loans and investments. At December 31, 1996, the Association complied with the QTL requirement.

     Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF.
If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

Community Reinvestment Act

     Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of the Association, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Association. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

     The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Association may be required to devote additional funds for investment and lending in its local community. The Association was examined for CRA compliance in 1996 and received a rating of "Satisfactory", as indicated in the OTS Community Reinvestment Act Performance Evaluation public disclosure dated April 1, 1996.

Transactions with Affiliates

     Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of the Association include the Holding Company and any company which is under common control with the Association. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates.

     Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

Holding Company Regulation

     The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

     As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Association or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

     If the Association fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Holding Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "- Qualified Thrift Lender Test."

     The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

Federal Securities Law

     The stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange
Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

     Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

Federal Reserve System

     The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1996, the Association was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

     Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

Federal Home Loan Bank System

     The Association is a member of the FHLB of Dallas, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

     As a member, the Association is required to purchase and maintain stock in the FHLB of Dallas. At December 31, 1996, the Association had $259,200 of FHLB stock, which was in compliance with this requirement. In past years, the Association has received substantial dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged 4.87% and were 5.9% for the year ended December 31, 1996. No assurance can be given that such dividends will continue in the future at such levels.

     Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Association's FHLB stock may result in a corresponding reduction in the Association's capital.

Federal and State Taxation

     Federal Taxation. Savings associations such as the Association that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), are permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" is computed under the experience method. For tax years beginning before December 31, 1995, the amount of the bad debt reserve deduction for "qualifying real property loans" (generally, loans secured by improved real estate) may be computed under either the experience method or the percentage of taxable income method (based on an annual election). If a savings association elected the latter method, it could claim, each year, a deduction based on a percentage of taxable income, without regard to actual bad debt experience.

     Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

     Under recently enacted legislation, the percentage of taxable income method has been repealed for years beginning after December 31, 1995, and "large" associations, i.e., the quarterly average of the association's total assets or of the consolidated group of which it is a member, exceeds $500 million for the year, may no longer be entitled to use the experience method of computing additions to their bad debt reserve. A "large" association must use the direct write-off method for deducting bad debts, under which charge-offs are deducted and recoveries are taken into taxable income as incurred. If the Association is not a "large" association, the Association will continue to be permitted to use the experience method. The Association will be required to recapture (i.e., take into income) over a six-year period its applicable excess reserves, i.e, the balance of its reserves for losses on qualifying loans and nonqualifying loans, as of the close of the last tax year beginning before January 1, 1996, over the greater of (a) the balance of such reserves as of December 31, 1987 (pre-1988 reserves) or (b) in the case of a bank which is not a "large" association, an amount that would have been the balance of such reserves as of the close of the last tax year beginning before January 1, 1996, had the bank always computed the additions to its reserves using the experience method. Postponement of the recapture is possible for a two-year period if an association meets a minimum level of mortgage lending for 1996 and 1997. As of December 31, 1996, the Association's bad debt reserve subject to recapture over a six-year period totaled approximately $101,000.

     If an association ceases to qualify as a "bank" (as defined in Code Section 581) or converts to a credit union, the pre-1988 reserves and the supplemental reserve are restored to income ratably over a six-year period, beginning in the tax year the association no longer qualifies as a bank. The balance of the pre-1988 reserves are also subject to recapture in the case of certain excess distributions to (including distributions on liquidation and dissolution), or redemptions of, shareholders.

     In addition to the regular federal income tax, corporations, including savings associations such as the Association, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings associations such as the Association, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

     To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the Association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of December 31, 1996, the Association's excess for tax purposes totaled approximately $368,000.

     The Association files federal income tax returns on a calendar year basis using the cash method of accounting. The Company has filed a separate federal income tax return from the Association. Savings associations, such as the Association, that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings association members of the consolidated group that are functionally related to the activities of the savings association member.

     The Association has not been audited by the IRS recently with respect to federal income tax returns. In the opinion of management, any examination of still open returns would not result in a deficiency which could have a material adverse effect on the financial condition of the Association.

     State Taxation. The Louisiana Corporation Income Tax Act provides for an exemption from the Louisiana Corporation Income Tax for mutual savings banks and for banking corporations, which includes stock association (e.g., the Association). However, this exemption does not extend to non-banking entities such as the Company. The non-banking subsidiaries of the Association (as well as the Company) are subject to the Louisiana Corporate Income Tax based on their Louisiana taxable income, as well as franchise taxes. The Louisiana Corporation Income Tax applies at graduated rates from 4% upon the first $25,000 of Louisiana taxable income to 8% on all Louisiana taxable income in excess of $200,000. For these purposes, "Louisiana taxable income" means net income which is earned within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law including a federal income tax deduction and an allowance for net operating losses, if any. In addition, the Association will become subject to the Louisiana Shares Tax after the Conversion, which will be imposed on the assessed value of the Association's stock. The formula for deriving the assessed value is to calculate 15% of the sum of (i) 20% of a corporation's capitalized earnings, plus (ii) 80% of a corporation's taxable stockholders' equity, and to subtract from that amount 50% of a corporation's real and personal property assessment. Other various items may also be subtracted in calculating a corporation's capitalized earnings.

     Delaware Taxation. As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware.

Employees

     At December 31, 1996, the Association had a total of 12 full-time and 2 part-time employees. The Association's employees are not represented by any collective bargaining group.
Management considers its employee relations to be excellent.

Executive Officers of the Association and the Company Who Are Not
Directors

     Betty Jean Parker. Mrs. Parker, age 52, is the Treasurer and Chief Financial Officer of the Association. Until June 1996, Mrs. Parker was also Corporate Secretary of the Association.
Mrs. Parker is responsible for the supervision of the accounting department and reporting to the regulatory authorities.

Item 2.  Description of Property

     The Company conducts its business through one office, located in Oakdale, Louisiana in Allen Parish. The following table sets forth information relating to the Association's office as of December 31, 1996. The total net book value of the Company's premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at December 31, 1996 was approximately $282,000.

                                   Total
                                  Approx.
                          Year    Square    Net Book Value at
Location                 Opened   Footage   December 31, 1996
-------------------------------------------------------------

Main Office:             1975     4,100       $282,000
222 South 10th Street
Oakdale, Louisiana


Item 3.  Legal Proceedings

     The Company is involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of their businesses. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing the Company in the proceedings, that the resolution of these proceedings should not have a material effect on the Company's financial position or results of operations on a consolidated basis.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                             PART II

Item 5.  Market for the Registrant's Common Stock and Related
Security Holder Matters

     Pages 47 to 48 of the attached 1996 Annual Report to
Shareholders is herein incorporated by reference.

Item 6.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

     Pages 6 to 16 of the attached 1996 Annual Report to
Shareholders are herein incorporated by reference.

Item 7.  Financial Statements

     Pages 17 to 46 of the attached 1996 Annual Report to
Shareholders are herein incorporated by reference.

Item 8.   Changes in and Disagreements With Accountants on
Accounting and Financial Disclosure

     There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                            PART III

Item 9.  Directors and Executive Officers of the Registrant

     Information concerning Directors of the Registrant is incorporated herein by reference from the Company's definitive
Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on April 24, 1997.

Item 10.  Executive Compensation

     Information concerning executive compensation is incorporated herein by reference from the Company's definitive
Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on April 24, 1997.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on April 24, 1997.

Item 12.  Certain Relationships and Related Transactions

     Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of
Shareholders scheduled to be held on April 24, 1997.


Item 13.  Exhibits List and Reports on Form 8-K

     (a) (1)  Financial Statements:

     The following information appearing in the Registrant's
Annual Report to Shareholders for the year ended December 31, 1996, is incorporated by reference in this Form 10-KSB Annual
Report as Exhibit 13.


                                                       Page in
Annual Report Section                               Annual Report

Report of Independent Auditors                          17

Consolidated Statements of Financial Condition
 at December 31, 1996 and 1995                          18

Consolidated Statements of Income for the Years
 ended December 31, 1996 and 1995                       19

Consolidated Statements of Stockholders' Equity
 for the Years ended December 31, 1996 and 1995         20

Consolidated Statements of Cash Flows for the
 Years ended December 31, 1996 and 1995                 21-22

Notes to Consolidated Financial Statements              23-46


     (a)(2) Financial Statement Schedules - All financial statement schedules have been omitted as the information is either inapplicable or not required under the related instructions.

     (a)(3) Exhibits - The following exhibits are either filed or attached as part of this report or are incorporated herein by reference.

PAGE

                                                        Reference to
Regulation                                             Prior Filing or
S-B Exhibit                                            Exhibit Number
  Number     Document                                  Attached Hereto
----------------------------------------------------------------------

2             Plan of acquisition, reorganization,     None
              arrangement, liquidation or succession

3             Certificate of Incorporation and         *
              Bylaws

4             Instruments defining the rights of       *
              security holders, including indentures

9             Voting trust agreement                   None

10.1          Employment Agreement with Charles L.     *
              Galligan

10.2          Employment Agreement with Betty Jean     *
              Parker

10.3          Employee Stock Ownership Plan            *

11            Statement re: computation of per         None
              share earnings

12            Statement re: computation or ratios      Not required

13            Annual Report to Security Holders        13

16            Letter re: change in certifying          None
              accountant

18            Letter re: change in accounting          None
              principles

21            Subsidiaries of Registrant               21

22            Published report regarding matters       None
              submitted to vote of security holders

23            Consent of experts and counsel           None

24            Power of Attorney                        Not Required

27            Financial Data Schedule                  27

28            Information from reports furnished to    None
              State insurance regulatory authorities

99            Additional exhibits                      None

___________________


     *Filed on June 25, 1996, as exhibits to the Registrant's Form SB-2 registration statement (Registration No. 333-6803), pursuant to the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

          (b) Reports on Form 8-K - No Form 8-K was filed during the last quarter of the year covered by this Form 10-KSB.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there-unto duly authorized.

                         FIRST ALLEN PARISH BANCORP, INC.


Date: March  27, 1997    By:  /s/ Charles L. Galligan
                              -----------------------------------
                              Charles L. Galligan, President and
                              Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Charles Galligan          By:  /s/ Betty Jean Parker
     -------------------------          -------------------------
     Charles L. Galligan,               Betty Jean Parker,
     President and Chief Executive      Treasurer (Principal
     Office (Principal Executive        Financial and Accounting
     Officer)                           Officer)

Date:     March 27, 1997           Date:     March 27, 1997



By:  /s/ Dr. James D. Sandefur     By:  /s/ Jesse Boyd, Jr.
     -------------------------          -------------------------
     Dr. James D. Sandefur,             Jesse Boyd, Jr.,
     Chairman                           Director

Date:     March 27, 1997           Date:     March 27, 1997



By:  /s/ James E. Riley            By:  /s/ J.C. Smith
     -------------------------          -------------------------
     James E. Riley, Director           J.C. Smith, Director

Date:     March 27, 1997           Date:     March 27, 1997



By:  /s/ Leslie A. Smith
By:  -------------------------
     Leslie A. Smith, Director

Date:     March 27, 1997

                        Index to Exhibits


Exhibit 13     1996 Annual Report to Stockholders
Exhibit 21     Subsidiaries of the Registrant
Exhibit 27     Financial Data Schedule