Form 10QSB
period 1997-03-31
FIRST ALLEN PARISH BANCORP INC
filed 1997-05-13
CIK 1017309

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                      ---------------------------------
                              FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

                                   OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE
SECURITIES EXCHANGE AT OF 1934

     For the transition period from-------------to--------------

     Commission File Number 0-21165

                   FIRST ALLEN PARISH BANCORP, INC.
-----------------------------------------------------------------
          (Exact name of Registrant as specified in its Charter)
      Delaware                                 72-13331593
------------------------------           ------------------------
 (State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)            (Dentification Number)

222 South Tenth Street - Oakdale, Louisiana             71463
-------------------------------------------           -----------
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

     YES (X)          NO ( )

Indicate the number of shares outstanding of each of the issuer's common stock as of the latest practicable date.

Class                               Outstanding at March 31, 1997
-------------------------------     -----------------------------
Common Stock, .01 par value                   264,506

                    FIRST ALLEN PARISH BANCORP, INC.


                         TABLE OF CONTENTS

                                                            Page
Part I - FINANCIAL INFORMATION

  Item 1:  Financial Statements

             Consolidated statements of financial condition  3

             Consolidated statements of income               4

             Consolidated statements of stockholders' equity 5

             Consolidated statements of cash flows           6-7

             Notes to consolidated financial statements      8-9

  Item 2:  Management's Discussion and Analysis of
             Financial Condition and Results of Operations  10-15


Part II - OTHER INFORMATION                                 16

             Signatures                                     17

               FIRST ALLEN PARISH BANCORP, INC. AND SUBSIDIARY
               Consolidated Statements of Financial Condition
                    March 31, 1997 and December 31, 1996

                                   March 31, 1997
                              (Unaudited)     December 31, 1996
                                ASSETS
Cash and cash equivalents
  Interest-bearing               $  1,348,735      $    847,896
  Non-interest bearing                498,535           626,409
Mortgage-backed and related securities -
  held-to-maturity                 12,907,377        13,238,771
Mortgage-backed and related securities -
  available-for-sale, estimated market
  value                             3,907,312         3,946,564
Loans receivable, net              12,369,901        11,937,990
Accrued interest receivable           204,902           206,457
Other receivables                      85,250            42,800
Foreclosed real estate                 74,856            74,856
Federal Home Loan Bank stock, at cost 259,100           259,200
Premises and equipment, at cost, less
 accumulated  depreciation            280,180           282,353
Other assets                           61,490            26,574
                                  -----------       -----------
    Total assets                  $31,997,638       $31,489,870
                                  ===========       ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Deposits                        $27,329,501       $25,749,999
  Advances from Federal Home Loan Bank  -             1,200,000
  Advances by borrowers for taxes
   and insurance                       33,983            31,854
  Federal income taxes:
   Current                             33,623             2,843
   Deferred                           126,284           122,265
  Accrued liabilities                  44,112            44,624
  Deferred income                      17,880            18,818
                                   ----------       -----------
      Total liabilities            27,585,383        27,170,403

STOCKHOLDERS' EQUITY
  Serial preferred stock (.01 par value,
   100,000 shares authorized, none
   issued or outstanding)              -                 -
  Common stock (.01 par value, 900,000
   shares authorized, 264,506 shares
   issued and outstanding)             2,645             2,645
  Additional paid-in capital       2,302,090         2,298,842
  Retained earnings (substantially
   restricted)                     2,307,901         2,230,294
  Unrealized gain on securities


   available-for-sale                    639            (6,004)
  Unearned empl. stock onership pl  (201,020)         (206,310)
                                   ---------        ---------
Total stockholders' equity         4,412,255         4,319,467
                                   ---------         ---------
      Total liabilities and stockholders'
        equity                   $31,997,638       $31,489,870
                                 ===========       ===========
See accompanying notes to consolidated financial statements.
/TABLE

               FIRST ALLEN PARISH BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Income
             For the three months ended March 31, 1997 and 1996
     (Unaudited)

                                             1996        1995
INTEREST INCOME
  Loans receivable:
    First mortgage loans                    $229,085    $212,654
    Consumer and other loans                  47,378      47,408
  Mortgage-backed and related securities     262,219     242,681
  Other Interest Earning Assets               22,350      20,979
                                             -------     -------
      Total interest income                  561,032     523,722
                                             -------     -------
INTEREST EXPENSE
  Deposits                                   277,134     297,002
  Borrowed funds                              15,536        -
                                             -------     -------
      Total interest expense                 292,670     297,002
                                             -------     -------
      Net interest income                    268,362     226,720
PROVISION (RECOVERY) LOAN LOSSES               1,220      (9,461)
                                             -------     -------
      Net interest income after recovery from
         loan losses                         267,142     236,181
                                             -------     -------
NONINTEREST INCOME
  Service charges on deposits                 48,713      42,280
  Insurance commissions earned                 2,715         885
  Loan origination and servicing fees          9,015       6,135
  Net other real estate expenses                (212)        (56)
  Gain on foreclosed real estate                 103          86
  Other operating revenues                     4,174       4,482
                                             -------     -------
       Total noninterest income               64,508      53,812

NONINTEREST EXPENSES
  Compensation and employee benefits          98,781      97,134
  Occupancy and equipment expenses            15,557      14,764
  SAIF deposit insurance premiums              4,261      15,433
  Stationery and printing                     13,243      14,208
  Data processing                             15,363      14,810
  Other expenses                              65,138      55,453
                                             -------     -------
       Total noninterest expenses            212,343     211,802
                                             -------     -------
      Income before income taxes             119,307      78,191

INCOME TAX EXPENSE                            41,700      27,613
                                             -------     -------

      NET INCOME                            $ 77,607    $ 50,578
                                            ========    ========
Net earnings per common share:
  Primary and fully diluted                    $0.32        -

Weighted average number of shares outstanding=======    ========
  Primary and fully diluted                  243,875       -
/TABLE

                FIRST ALLEN PARISH BANCORP, INC. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
               For the three months ended March 31, 1997 and 1996
                                 (Unaudited)

                                               1997       1996

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                          $  77,607  $ 50,570
                                               -------   -------
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation of premises and equipment     8,963     8,942
      Provision for loan losses                  1,220    (9,461)
      Gain on sale of foreclosed real estate      (103)      (86)
      Premium amortization net of discount
        accretion                               13,904     6,201
      Deferred income taxes                      4,019    10,192
      Stock dividend on FHLB Stock              (3,600)   (3,800)
      Changes in assets and liabilities -
        (Increase) decrease in accrued
          interest receivable                    1,555     7,574
        (Increase) decrease in prepaid assets  (36,833)  (24,693)
        Decrease in advance payable, Federal
          Home Loan Bank                    (1,200,000)     -
        Increase in accrued liabilities           (512)  (10,365)
        Increase (decrease) in current
          income taxes payable                  30,780    15,314
        (Increase) decrease in deferred
          income                                   938      (911)
                                             --------- ---------

Total adjustments                           (1,179,669)   (1,093)
                                             --------- ---------
            Net cash provided by (used)
              operating activities          (1,102,062)   49,477
                                             ---------- --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net decrease (increase) in mortgage-backed
    and related securities                     374,298   185,574
  Sale of investment securities                  3,700      -

  Purchase of investment securities               -         -
  Net increase in loans made to customers     (477,875)  (54,797)
  Proceeds from sale of foreclosed real
    estate                                        -          100
 Purchase of property and equipment             (6,790)   (3,068)
                                             --------- ---------
            Net cash provided (used) by
              investing activities            (106,667)  127,809

                                             --------- ---------
                                                   (continued)
 See accompanying notes to consolidated financial statements.


               FIRST ALLEN PARISH BANCORP, INC. AND SUBSIDIARY
               Consolidated Statements of Cash Flows (continued)
               For the three months ended March 31, 1997 and 1996
                              (Unaudited)

                                             1997            1996


CASH FLOWS FROM FINANCING ACTIVITIES
  Net (decrease) in demand deposits, NOW
    accounts, passbook savings accounts,
    and certificates of deposits            1,579,502    698,517
  Net (decrease) in advances by
    borrowers for taxes and insurance           2,192    (11,948)

             Net cash provided by
               financing activities
                                            1,581,694    686,569
                                            ---------   --------


             Net increase in cash and
               cash equivalents               372,965    863,855

CASH AND CASH EQUIVALENTS, beg. of period   1,474,305  1,362,595

CASH AND CASH EQUIVALENTS, end of period   $1,847,270 $2,226,450
                                           ========== ==========


Supplemental Disclosures

  Cash paid for:
    Interest on deposits, advances, and other
      borrowings                           $  292,359 $  297,277

    Income taxes                                 -          -

    Change in unrealized gain (loss) on securities
    available for sale                          7,818    (6,100)


See accompanying notes to consolidated financial statements.
/TABLE

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

          The accompanying consolidated financial statements as of and for the three months ended March 31, 1997, include the accounts of the Corporation and the Association.

(2)  Employee Stock Ownership Plan (ESOP)

       All employees meeting age and service requirements are eligible to participate in an ESOP established on
January 1, 1996.    Contributions made by the Association to the
ESOP are allocated to    participants by a formula based on
compensation.  Participant         benefits become 100 percent
vested after five years.  The ESOP           purchased 21,160
shares in the Association's conversions.

(3)  Basis of Preparation

          The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in the audited financial statements included in the Association's audit report for the year ended December 31, 1996, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the interim financial statements have been included. The statements of earnings for the three month period ended March 31, 1997 are not necessary indicative of the results which may be expected for the entire year.

          FIRST ALLEN PARISH BANCORP, INC. AND SUBSIDIARY
       Notes to Consolidated Financial Statements (Continued)
                           (Unaudited)

(4)  Earnings Per Share

          On September 27, 1996, 264,506 shares of the
Corporation's stock were issued, including 21,160 shares issued to the ESOP. Earnings per share amounts for the three month period ended March 31, 1997 are based upon an average of 243,875 shares. The shares issued to the Employee Stock Ownership Plan
(ESOP) are not included in this computation until they are allocated to plan participants.

(5)  Stockholders' Equity and Stock Conversion

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

           FIRST ALLEN PARISH BANCORP, INC. AND SUBSIDIARY
                 Management's Discussion and Analysis
           of Financial Condition and Results of Operations

General

     First Allen Parish Bancorp, Inc. (the "Corporation") was incorporated under the laws of the state of Delaware to become a savings and loan holding company with First Federal Savings and Loan Association of Allen Parish (the "Association") of Oakdale, Louisiana, as its subsidiary. The Corporation was incorporated at the direction of the Board of Directors of the Association, and on September 27, 1996, acquired all of the capital stock of the Association upon its conversion from mutual to stock form (the "conversion"). Prior to the conversion, the Corporation did not engage in any material operations and at March 31, 1997, had no significant assets other than the investment in the capital stock of the Association, the First Allen Parish Bancorp loan to the employee stock ownership plan (ESOP), representing a portion of the net proceeds from the conversion retained at the holding company level and investments in mortgage backed securities.

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

     In September 1996, Congress enacted legislation to recapitalize the SAIF by a one-time assessment on all SAIF-insured deposits held as of March 31, 1995. The assessment was 65.7 basis points per $100 in deposits, payable by November 30, 1996. For the Association, the assessment resulted in a one-time charge to earnings during the three months ended September 30, 1996 in the amount of $170,020 or ($112,213 when adjusted for taxes), based on the Association's deposits on March 31, 1995 of $25,878,177. In addition, beginning January 1, 1997, pursuant to the legislation, interest payments on bonds ("FICO Bonds") issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the now defunct Federal Savings and Loan Insurance Corporation are being paid jointly by BIF-insured institutions and SAIF insured institutions. The FICO assessment is 1.29 basis points per $100 in BIF deposits and 6.44 basis points per $100 in SAIF deposits. Beginning January 1, 2000, the FICO interest payments will be paid pro rata by banks and thrifts based on deposits (approximately 2.4 basis points per $100 in deposits). The BIF and SAIF will be merged on January 1, 1999, provided the bank and savings association charters are merged by that date. In that event, pro-rata FICO sharing will begin on January 1, 1999.

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

     The Congress is also considering requiring all federal thrift institutions, such as the Association, to either convert to a national bank or a state chartered depository institution by January 1, 1998. In addition, the Corporation may no longer be regulated as a thrift holding company, but rather as a bank holding company. The Office of Thrift Supervision (OTS) also would be abolished and its functions transferred among the federal banking regulators. Other proposed legislation before Congress might require the recapture in taxable income of the Association's bad debt reserve, unless the Association met certain conditions. The Associations's bad debt reserve was $300,371 at March 31,1997.

     Certain aspects of the legislation remain to be resolved and therefore no assurance can be given as to whether or in what form the legislation will be enacted or its effect on the Corporation and the Association.

     Legislation recently passed by Congress contains a provision that would repeal the tax bad debt reserve currently available to Thrifts including the percentage of taxable income method for tax years beginning after December 31, 1995. If signed by the President, the Association would have to change to the experience method of computing it's bad debt reserve. The legislation will require a Thrift to recapture the portion of its bad debt reserve that exceeds the base year reserve, defined as the tax reserve as of the last taxable year beginning before 1988.


Financial Condition

     Consolidated assets of First Allen Parish Bancorp, Inc. were $31,997,638 as of March 31, 1997, an increase of $507,768 as compared to December 31, 1996. At March 31, 1997, total stockholders' equity was $4,412,255, an increase of $92,788 when compared to stockholders' equity at December 31, 1996. The increase in stockholders' equity was a result of an increase in additional paid-in capital of $3,248, an increase in retained earnings of $77,607, the change in unrealized loss on securities available-for-sale of $6,643 and a decrease in unearned employee stock ownership plan of $5,290.

     Interest-bearing and non-interest bearing deposits and Federal Home Loan Bank stock increased to $2,106,370 at March 31,
1997 from $1,733,505 at December 31, 1996, an increase of $372,865. Mortgage backed securities decreased $370,646 to a total of $16,814,689 at March 31, 1997, from a total of $17,185,335 as of December 31, 1996.

     Loans receivable increased to $12,369,901 on March 31, 1997 from $11,937,990 on December 31, 1996, an increase of $431,911.

     Deposits totaled $27,329,501 on March 31, 1997 and
$25,749,999 on December 31, 1996, an increase of $1,579,502.

     Other liabilities decreased to $44,112 on March 31, 1997 from $44,624 on December 31, 1996, a decrease of $512.


Comparison of Operating Results for the Three Months Ended March
31, 1997 and 1996

     General. Net income increased $27,029 or 53%, to a total of $77,607 for the three months ended March 31, 1997 from $50,578 for the three months ended March 31, 1996. This increase was primarily due to an increase in net interest income offset by an increase in income tax expense.

  Net Interest Income. Total net interest income increased $41,642 or 18% to $268,362 for the three months ended March 31, 1997 from $226,720 for the three months ended March 31, 1996. This increase was primarily the result of an increase in the average yield on mortgage-backed securities for 1996 to 1997 and a decrease in the average cost of deposits.

     Provision for Losses on Loans. The Association maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risk in the loan portfolio, the Association's past loss experience, adverse situations that may affect the borrower's ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The Association established a provision for loan losses for the three months ended March 31, 1997 of $1,220. During the three months ended March 31, 1996 the Association experienced recoveries on loans for which reserves had previously been established. The provision and recovery of $1,220 and $9,461 for the three months ended March 31, 1997 and 1996, respectively were primarily due to losses and recoveries on consumer loans.

     Non-Interest Income. Non-interest income increased $10,696, or 20% to $64,508 for the three months ended March 31, 1997 from $53,812 for the three months ended March 31, 1996. This increase was due to a $6,433 increase in service charges on deposits, a $1,830 increase in insurance commissions earned, a $2,880 increase in loan origination and servicing fees, an $156 increase in net other real estate expenses, a $17 increase in the gain on the sale of real estate owned and a $308 decrease in other operating revenues.

     Non-Interest Expense. Non-interest expense increased $541 or .25% to $212,343 for the three months ended March 31, 1997 from $211,802 for the three months ended March 31, 1996. This increase was primarily due to an increase of $1,647 in compensation and employee benefits, a $793 increase in occupancy and equipment expenses, an $965 decrease in stationery and printing, a $11,172 decrease in SAIF deposit insurance premium, a $553 increase in data processing and a $9,685 increase in other expenses.

     Income Tax Expense.  Income tax expense increased $14,087 or
51% to a total of $41,700 for the three months ended March 31, 1997 from an income tax expense of $27,613 for the three months ended March 31, 1996.

Non-Performing Assets

     At March 31, 1997, non-performing assets were approximately
$130,000 compared to $119,000 on December 31, 1996.  At March 31,
1997, the Association's allowance for loan losses was 231% of non performing loans compared to 249% at December 31, 1996.

     Loans are considered non-performing when the collection of principal and/or interest is not probable, or in the event payments are more than 90 days delinquent.

Capital Resources

     The Association is subject to three capital to asset requirements in accordance with Office of Thrift Supervision
(OTS) regulations. The following table is a summary of the Association's regulatory capital requirements versus actual capital as of March 31, 1997:

     Actual            Required            Excess
       Amount/Percent    Amount/Percent     Amount/Percent

Tangible    $4,412,000/13.79% $ 480,000/1.50%  $3,932,000/12.29%
Core Leverage
  Capital   $4,412,000/13.79% $ 960,000/3.00%  $3,452,000/10.79%
Risk-Based
  Capital   $4,553,000/35.81% $1,017,000/8.00% $3,536,000/27.81%

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

     The Association is required to maintain minimum levels of liquid assets as defined by regulations. The required percentage is currently five percent of net withdrawable savings deposits and borrowings payable on demand or in one year or less. The Association has maintained its liquidity ratio at levels exceeding the minimum requirement. The eligible liquidity ratios at December 31, 1996, and March 31, 1997, were 7.78% and 8.86%, respectively.

     For purposes of the cash flows, all short-term investments with a maturity of three months or less at date of purchase are considered cash equivalents. Cash and cash equivalents for the periods ended March 31, 1997 and 1996 were $1,847,270 and $2,226,450, respectively. The decrease was primarily due to the net cash used in investing activities for loan originations and purchase of mortgage-backed securities along with cash provided by financing activities from issuance of 264,506 shares of .01 par value common stock at $10 per share.

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

                            First Allen Parish Bancorp, Inc.
                                   Registrant

Date: May 13, 1997          /s/Charles L. Galligan
                            Charles L. Galligan, President
                            and Chief Executive Officer
                            (Duly Authorized Officer)



Date: May 13, 1997           /s/Betty J. Parker
                             Betty J. Parker, Treasurer and
                             Chief Financial Officer
