Form 10QSB
period 1997-06-30
FIRST ALLEN PARISH BANCORP INC
filed 1997-08-11
CIK 1017309

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
               ----------------------------------


                          FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997

                              OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE
     SECURITIES EXCHANGE AT OF 1934

     For the transition period from___________to______________


                   Commission File Number 0-21165

                       FIRST ALLEN PARISH BANCORP, INC.
            Exact name of Registrant as specified in its Charter)

           Delaware                                    72-1331593
     -------------------------------       ----------------------
     (State or other jurisdiction of           (I.R.S.Employer
     incorporation or organization)        Identification Number)


     222 South Tenth Street - Oakdale, Louisiana         71463
     --------------------------------------------      ----------
     (Address of principal executive offices)          (zip code)

     Registrant's telephone number,including area code:
     (318)335-2031

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES (X)          NO ( )

     Indicate the number of shares outstanding of each of the issuer's common stock as of the latest practicable date.

     Class                           Outstanding at June 30, 1997
     ----------------------          ----------------------------
     Common Stock, .01 par value               264,506

                    FIRST ALLEN PARISH BANCORP, INC.


                            TABLE OF CONTENTS

                                                            Page
Part I - FINANCIAL INFORMATION

  Item 1:  Financial Statements

            Consolidated statements of financial condition  3

            Consolidated statements of income               4-5

            Consolidated statements of stockholders' equity 6

            Consolidated statements of cash flows           7-10

            Notes to consolidated financial statements      11-12

  Item 2:  Management's Discussion and Analysis of
            Financial Condition and Results of Operations   13-18

Part II - OTHER INFORMATION                                 19

            Signatures                                      20

     FIRST ALLEN PARISH BANCORP, INC. AND SUBSIDIARY
     Consolidated Statements of Financial Condition
     June 30, 1997 and December 31, 1996

                               June 30, 1997
                                (Unaudited)     December 31, 1996
                              -------------    -----------------

S>
                          ASSETS
Cash and cash equivalents
  Interest-bearing                $ 1,859,818    $    847,896
  Non-interest bearing                383,213         626,409
Mortgage-backed and related securities -
  held-to-maturity                 12,521,387      13,238,771
Mortgage-backed and related securities -
  available-for-sale, estimated market
  value                             4,381,862       3,946,564
Loans receivable, net              12,885,609      11,937,990
Accrued interest receivable           205,474         206,457
Other receivables                      72,308          42,800
Foreclosed real estate                 74,856          74,856
Federal Home Loan Bank stock, at cost 259,300         259,200
Premises and equipment, at cost, less
 accumulated  depreciation            276,039         282,353
Other assets                           63,060          26,574
                                  -----------     -----------
    Total assets                  $32,982,926     $31,489,870
                                  ===========     ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Deposits                        $28,246,309     $25,749,999
  Advances from Federal Home Loan Bank              1,200,000
  Advances by borrowers for taxes
   and insurance                       30,272          31,854
  Federal income taxes:
   Current                             42,267           2,843
   Deferred                           127,685         122,265
  Accrued liabilities                  18,273          44,624
  Dividends Payable                    37,706
  Deferred income                      18,356          18,818
                                   ----------      ----------
      Total liabilities            28,520,868      27,170,403
                                   ----------      ----------
STOCKHOLDERS' EQUITY
  Serial preferred stock (.01 par value,
   100,000 shares authorized, none
   issued or outstanding)                -               -
  Common stock (.01 par value, 900,000
   shares authorized, 264,506 shares
   issued and outstanding)              2,645          2,645
  Additional paid-in capital        2,305,338      2,298,842
  Retained earnings (substantially
   restricted)                      2,353,436      2,230,294
  Unrealized gain on securities
   available-for-sale                  (5,601)        (6,004)
  Unearned employee stock ownership
   plan                              (193,760)      (206,310)
                                    ---------      ---------
     Total stockholders' equity     4,462,058      4,319,467
                                    ---------      ---------
      Total liabilities and stockholders'
        equity                    $32,982,926    $31,489,870
                                  ===========    ===========
See accompanying notes to consolidated financial statements.
/TABLE

            FIRST ALLEN PARISH BANCORP, INC. AND SUBSIDIARY
                   Consolidated Statements of Income
           For the three months ended June 30, 1997 and 1996
                              (Unaudited)

                                          1997           1996
                                      ----------       ----------
INTEREST INCOME
  Loans receivable:
    First mortgage loans                $207,230        $212,951
    Consumer and other loans              74,218          49,307
  Mortgage-backed and related securities 265,793         236,652
  Other interest earning assets           25,651          29,828
                                        --------        --------
Total interest income                    572,892         528,738
                                        --------        --------
INTEREST EXPENSE
  Deposits                               302,849         288,902
  Borrowed funds                           4,197            -
                                        --------        --------
      Total interest expense            307,046         288,902
                                        --------        --------
      Net interest income                265,846         239,836
PROVISION (RECOVERY) LOAN LOSSES           2,644
                                        --------        --------

     Net interest income after recovery from
        loan losses                      268,490         239,836
                                       --------        --------
NONINTEREST INCOME
  Service charges on deposits             45,355          56,510
  Insurance commissions earned               254           3,532
  Loan origination and servicing fees      9,047           7,361
  Net other real estate expenses            (151)           (225)
  Gain on foreclosed real estate              98
  Other operating revenues                 8,520           4,774
                                        --------        --------
Total noninterest income                  63,123          71,952
                                        --------        --------
NONINTEREST EXPENSES
  Compensation and employee benefits     103,320          84,871
  Occupancy and equipment expenses        18,762          14,115
  SAIF deposit insurance premiums          4,209          15,197
  Stationery and printing                 14,142          13,079
  Data processing                         14,148          18,180
  Other expenses                          49,634          35,051
                                        --------        --------
       Total noninterest expenses        204,215         180,493

      Income before income taxes         127,398         131,295
INCOME TAX EXPENSE                        42,187          45,707
                                        --------        --------
      NET INCOME                         $85,211         $85,588
                                        ========        ========
Net earnings per common share:
  Primary and fully diluted                $0.35            -
Weighted average number of shares       ========        ========
 outstanding Primary and fully diluted   244,404            -
/TABLE

              FIRST ALLEN PARISH BANCORP, INC. AND SUBSIDIARY
                     Consolidated Statements of Income
              For the six months ended June 30, 1997 and 1996
                                (Unaudited)

                                        1997            1996
                                   -------------    -------------
INTEREST INCOME
  Loans receivable:
    First mortgage loans                 $436,315       $425,609
    Consumer and other loans              121,596         96,713
  Mortgage-backed and related securities  528,012        479,333
  Other interest earning assets            48,001         50,808
                                        ---------      ---------
      Total interest income             1,133,924      1,052,463

INTEREST EXPENSE
  Deposits                                579,983        585,906
  Borrowed funds                           19,733           -
                                       ----------      ---------
      Total interest expense              599,716        585,906
                                        ---------      ---------
      Net interest income                 534,208        466,557
PROVISION (RECOVERY) LOAN LOSSES            1,424          9,461

      Net interest income after recovery from
        loan losses                       525,632        476,018
NONINTEREST INCOME                      ---------      ---------
  Service charges on deposits              94,068         98,790
  Insurance commissions earned              2,969          4,417
  Loan origination and servicing fees      18,062         13,497
  Net other real estate expenses             (363)          (281)
  Gain on foreclosed real estate              201             86
  Other operating revenues                 12,694          9,258
                                        ---------      ---------
      Total noninterest income            127,631        125,767
NONINTEREST EXPENSES
  Compensation and employee benefits      202,101        182,006
  Occupancy and equipment expenses         34,319         28,878
  SAIF deposit insurance premiums           8,470         30,630
  Stationery and printing                  27,385         27,287
  Data processing                          29,511         32,990
  Other expenses                          114,772         90,508
                                        ---------      ---------
      Total noninterest expenses          416,558        392,299
                                        ---------      ---------
      Income before income taxes          246,705        209,486
INCOME TAX EXPENSE                         83,887         73,166
                                        ---------      ---------
      NET INCOME                         $162,818       $136,320
                                        =========      =========
Net earnings per common share:
  Primary and fully diluted                 $0.67           -
Weighted average number of shares       =========      =========
outstanding Primary and fully diluted     244,404           -
/TABLE

             FIRST ALLEN PARISH BANCORP, INC. AND SUBSIDIARY
                  Consolidated Statements of Cash Flows
            For the three months ended June 30, 1997 and 1996
                             (Unaudited)


                                                1997     1996
                                              -------- --------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                            $ 85,211 $ 85,588
                                               --------  -------
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation of premises and equipment      8,962    9,205
      Provision for loan losses                  (2,644)    -
      Gain on sale of foreclosed real estate        (98)    -

      Premium amortization net of discount
        accretion                               (11,288)   2,785
      Deferred income taxes                       1,401    2,909
      Stock dividend on FHLB Stock               (3,877)  (3,732)
      Changes in assets and liabilities -
        (Increase) decrease in accrued
          interest receivable                      (572)  (4,890)
        (Increase) decrease in other assets     (29,161)(119,384)
        Decrease in advance payable, Federal
          Home Loan Bank -    -
        Increase in accrued liabilities         (25,839)  21,366
        Increase (decrease) in current
          income taxes payable                    8,644   (9,695)
        Increase (decrease) in deferred
          income                                 (1,400)   1,140
                                               -------- --------
            Total adjustments                 (  55,872)(100,296)

            Net cash provided by (used)
              operating activities              (29,339) (14,708)
                                               -------- --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net decrease (increase) in mortgage-backed
    and related securities                      (80,035) (44,932)
  Sale of investment securities                   3,677    3,732
  Purchase of investment securities                -        -
  Net (decrease in loans made to customers     (465,433)  15,478
  Proceeds from sale of foreclosed real
    estate                                         -        -

 Purchase of property and equipment              (4,821) (4,683)
                                               -------- --------

            Net cash provided (used) by
              investing activities             (546,612)(30,405)
                                                ------- -------
                                                    (continued)

 See accompanying notes to consolidated financial statements.


              FIRST ALLEN PARISH BANCORP, INC. AND SUBSIDIARY
             Consolidated Statements of Cash Flows (continued)
             For the three months ended June 30, 1997 and 1996
                                  (Unaudited)

                                        1997           1996
                                       -----------   -----------
                                       C>

CASH FLOWS FROM FINANCING ACTIVITIES
  Net (decrease) in demand deposits, NOW
    accounts, passbook savings accounts,
   and certificates of deposits            916,808       244,392
 Net (decrease) in advances by
    borrowers for taxes and insurance       (3,774)        4,313
                                       -----------   -----------
             Net cash provided by
               financing activities
                                           913,034       248,705
                                       -----------   -----------


             Net increase in cash and
               cash equivalents            395,761       203,592

CASH AND CASH EQUIVALENTS,
     beginning of period                 1,847,270     2,226,450
                                        ----------   -----------
CASH AND CASH EQUIVALENTS,
     end of period                      $2,243,031    $2,430,042

                                        ==========    ==========


Supplemental Disclosures

  Cash paid for:
    Interest on deposits, advances, and other
      borrowings                        $ 307,357     $  288,629

    Income taxes                           40,649         55,640
                                             -              -

    Change in unrealized gain (loss) on securities
    available for sale                     (8,429)        (2,126)




See accompanying notes to consolidated financial statements.

             FIRST ALLEN PARISH BANCORP, INC. AND SUBSIDIARY
                  Consolidated Statements of Cash Flows
             For the six months ended June 30, 1997 and 1996
                               (Unaudited)


                                           1997           1996
                                          ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                       $ 162,818     $136,320
                                          ---------     --------
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation of premises and equipment 17,925       18,147
      Provision for loan losses              (1,424)      (9,461)
      Gain on sale of foreclosed real estate   (201)         (86)

      Premium amortization net of discount
        accretion                             2,616        7,138
      Deferred income taxes                   5,420       13,101
      Stock dividend on FHLB Stock           (7,477)      (7,532)
      Changes in assets and liabilities
        (Increase) decrease in accrued
          interest receivable                   983        2,684
        (Increase) decrease in other assets (65,994)    (110,127)
        Decrease in advance payable, Federal
          Home Loan Bank                 (1,200,000)        -
        Increase in accrued liabilities     (26,351)      11,001
        Increase (decrease) in current
          income taxes payable               39,424        5,619
        Increase (decrease) in deferred
          income                               (462)         229
                                          ---------    ---------
            Total adjustments            (1,235,541)     (69,287)

            Net cash provided by (used)
              operating activities       (1,072,723)      67,033
                                          ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net decrease (increase) in mortgage-backed
    and related securities                  294,263      127,074
  Sale of investment securities               7,377        7,932
  Purchase of investment securities            -            -
  Net (decrease in loans made to customers (943,308)     (64,116)
  Proceeds from sale of foreclosed real
    estate                                     -            -


 Purchase of property and equipment         (11,611)      (7,750)
            Net cash provided (used) by   ---------    ---------
              investing activities         (653,279)     (63,140)
                                          ---------    ---------
                                                     (continued)
See accompanying notes to consolidated financial statements.


             FIRST ALLEN PARISH BANCORP, INC. AND SUBSIDIARY
            Consolidated Statements of Cash Flows (continued)
             For the six months ended June 30, 1997 and 1996
                               (Unaudited)

                                             1997         1996
                                          ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net (decrease) in demand deposits, NOW
    accounts, passbook savings accounts,
   and certificates of deposits            2,496,310     944,909
 Net (decrease) in advances by
    borrowers for taxes and insurance         (1,582)     (7,635)
                                           ---------   ---------
             Net cash provided by
               financing activities
                                           2,494,728     937,274
                                           ---------   ---------


             Net increase in cash and
               cash equivalents              768,726   1,067,447

CASH AND CASH EQUIVALENTS,                 1,474,305   1,362,595
     beginning of period                   ---------   ---------
CASH AND CASH EQUIVALENTS, end of period  $2,243,031  $2,430,042

                                          ==========  ==========


Supplemental Disclosures

  Cash paid for:
    Interest on deposits, advances, and other
      borrowings                          $ 599,716    $ 585,906

    Income taxes                             40,649       55,640
                                               -            -

    Change in unrealized gain (loss) on securities
    available for sale                         (611)     (11,368)




See accompanying notes to consolidated financial statements.

                 FIRST ALLEN PARISH BANCORP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(1)  First Allen Parish Bancorp, Inc.
     --------------------------------

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

         The accompanying consolidated financial statements as of and for the three months ended and six months ended June 30, 1997, include the accounts of the Corporation and the Association.

(2)  Employee Stock Ownership Plan (ESOP)
     ------------------------------------

         All employees meeting age and service requirements are eligible to participate in an ESOP established on January 1,
1996. Contributions made by the Association to the ESOP are allocated to participants by a formula based on compensation. Participant benefits become 100 percent vested after five years. The ESOP purchased 21,160 shares in the Association's conversions.

(3)  Basis of Preparation
     --------------------

          The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in the audited financial statements included in the Association's audit report for the year ended December 31, 1996, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the interim financial statements have been included. The statements of earnings for the three month and six month period ended June 30, 1997 are not necessary indicative of the results which may be expected for the entire year.

              FIRST ALLEN PARISH BANCORP, INC. AND SUBSIDIARY
           Notes to Consolidated Financial Statements (Continued)
                              (Unaudited)


(4)  Earnings Per Share
     ------------------

          On September 27, 1996, 264,506 shares of the
Corporation's stock were issued, including 21,160 shares issued to the ESOP. Earnings per share amounts for the three month period and six month period ended June 30, 1997 are based upon an average of 244,404 shares. The shares issued to the Employee Stock Ownership Plan (ESOP) are not included in this computation until they are allocated to plan participants.

(5)  Stockholders' Equity and Stock Conversion
     -----------------------------------------

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

General
-------

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

     First Federal Savings and Loan Association of Allen Parish was originally founded in 1962 as a federally chartered mutual savings and loan association located in Oakdale, Louisiana. On September 18, 1996, the Association members voted to convert the Association to a federal stock institution. The Association conducts its business through its main office in Oakdale, Louisiana and a Loan Production Office(LPO) located in Oberlin, Louisiana. Deposits are insured by the Savings Association Insurance Fund (SAIF) to the maximum allowable.

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

Financial Condition
-------------------

     Consolidated assets of First Allen Parish Bancorp, Inc. were $32,982,926 as of June 30, 1997, an increase of $1,493,056 as compared to December 31, 1996. At June 30, 1997, total stockholders' equity was $4,462,058, an increase of $142,591 when compared to stockholders' equity at December 31, 1996. The increase in stockholders' equity was a result of increases in deposits and net income earned during the six months ending June 30, 1997.
Net Interest Income. Total net interest income increased $28,654 or 12% to $268,490 for the three months ended June 30, 1997 from $239,836 for the three months ended June 30, 1996. This increase was primarily the result of an increase in income earned on loans receivable and mortgage-backed securities offset by an increase in the average cost of deposits.

     Interest-bearing and non-interest bearing deposits and investment securities increased to $2,502,331 at June 30, 1997 from $1,733,505 at December 31, 1996, an increase of $768,826.
Mortgage backed securities decreased $282,086 to a total of $16,903,249 at June 30, 1997, from a total of $17,185,335 as of
December 31, 1996.

     Loans receivable increased to $12,885,609 on June 30, 1997 from $11,937,990 on December 31, 1996, an increase of $947,619.

     Deposits totaled $28,246,309 on June 30, 1997 and
$25,749,999 on December 31, 1996, an increase of $2,496,310.

Comparison of Operating Results for the Three Months Ended June
---------------------------------------------------------------
30, 1997 and 1996
-----------------

     General. Net income decreased $344 or .44%, to a total of $85,211 for the three months ended June 30, 1997 from $85,588 for the three months ended June 30, 1996. This decrease was primarily due to increases in net interest income offset by an increases in non-interest income along with decreases in income tax expense for the three months ended June 30, 1997.

     Net Interest Income. Total net interest income increased $28,654 or 12% to $268,490 for the three months ended June 30, 1997 from $239,836 for the three months ended June 30, 1996. This increase was primarily the result of an increase in income earned on loans receivable and mortgage-backed securities offset by an increase in the average cost of deposits.

     Provision for Losses on Loans. The Association maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risk in the loan portfolio, the Association's past loss experience, adverse situations that may affect the borrower's ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. During the three months ended June 30, 1997 the Association experienced recoveries on loans for which reserves had previously been established. The provision and recovery of $2,644 and -0- for the three months ended June 30, 1997 and 1996, respectively were primarily due to losses and recoveries on consumer loans.

     Non-Interest Income. Non-interest income decreased $8,829, or 12% to $63,123 for the three months ended June 30, 1997 from $71,952 for the three months ended June 30, 1996. This decrease was due to a $11,155 decrease in service charges on deposits, a $3,278 decrease in insurance commissions earned, a $1,686 increase in loan origination and servicing fees and a $3,746 increase in other operating revenues.

     Non-Interest Expense. Non-interest expense increased $23,722 or 13% to $204,215 for the three months ended June 30, 1997 from $180,493 for the three months ended June 30, 1996. This increase was primarily due to an increase of $18,449 in compensation and employee benefits, a $4,647 increase in occupancy and equipment expenses, an $1,063 increase in stationery and printing, a $10,988 decrease in SAIF deposit insurance premium, a $4,032 decrease in data processing and a $14,583 increase in other expenses.

     Income Tax Expense.  Income tax expense decreased $3,520 or
8% to a total of $42,187 for the three months ended June 30, 1997 from an income tax expense of $45,707 for the three months ended
June 30, 1996.

Comparison of Operating Results for the six months ended June 30,
-----------------------------------------------------------------
1997 and 1996.
--------------

     General. Net income increased $26,498 or 19% to $162,818 for the six months ended June 30, 1997 for $136,320 for the six months ended June 30, 1996. This increase primarily due to and increase in net interest income offset by increased in non-interest expense and income taxes.

     Net interest Income. Net interest income increased $59,614, or 12% to $535,632 for the six months ended June 30, 1997 for $476,018 for the six months ended June 30, 1996.

     Provision for Losses on Loans. The Association established a provision for loan loss of $1,220 for the six months ended June 30, 1997 and $-0- for the six months ended June 30, 1996. During these period the Association experienced recoveries on loan for which reserves had previously been established in the amounts of $2,644 and $9,461 for the six months ended June 30, 1997 and 1996, respectively.

     Non-Interest Income. Non-interest income increased $1,864 or 1.5% to $127,631 for the six months ended June 30, 1997 for $125,767 for the six months ended June 30, 1996. This increase was due to a $4,722 decrease in service charges on deposits, a $1,448 decrease in insurance commissions earned, a $4,565 increase in loan origination and servicing fees, and a $3,436 increase in other operating revenues.

     Non-Interest Expense. Non-interest expense increased $24,259 or 6% to $416,558 for the six months ended June 30, 1997 from $392,299 for the six months ended June 30, 1996. This increase was due to $20,095 increase in compensation and employee benefits, a $5,441 increase in occupancy and equipment expenses, a $22,160 decrease in the SAIF deposit insurance premium, a $3,479 decrease in data processing and a $24,264 increase in other expenses.

     Income Tax Expenses. Income tax expense increased $10,721 or 14% to $83,887 for the six months ended June 30, 1997 from $73,166 for the six months ended June 30, 1996.

Non-Performing Assets
---------------------

     At June 30, 1997, non-performing assets were approximately
$259,262 compared to $119,000 on December 31, 1996.  At June 30,
1997, the Association's allowance for loan losses was 113% of non performing loans compared to 249% at December 31, 1996.

     Loans are considered non-performing when the collection of principal and/or interest is not probable, or in the event payments are more than 90 days delinquent.

Capital Resources
-----------------

     The Association is subject to three capital to asset requirements in accordance with Office of Thrift Supervision
(OTS) regulations. The following table is a summary of the Association's regulatory capital requirements versus actual capital as of June 30, 1997:

                   Actual           Required          Excess
               Amount/Percent    Amount/Percent   Amount/Percent
------------------------------- ---------------- ----------------
Tangible      $3,344,000/10.45% $  480,000/1.50% $2,864,000/8.95%
Core Leverage
  Capital     $3,344,000/10.45% $  961,000/3.00% $2,383,000/7.45%
Risk-Based
  Capital     $3,490,000/10.90% $1,048,000/3.27% $2,442,000/7.63%

Liquidity
---------

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

     The Association is required to maintain minimum levels of liquid assets as defined by regulations. The required percentage is currently five percent of net withdrawable savings deposits and borrowings payable on demand or in one year or less. The Association has maintained its liquidity ratio at levels exceeding the minimum requirement. The eligible liquidity ratios at December 31, 1996, and June 30, 1997, were 7.78% and 10.24%, respectively.

     For purposes of the cash flows, all short-term investments with a maturity of three months or less at date of purchase are considered cash equivalents. Cash and cash equivalents for the periods ended June 30, 1997 and 1996 were $2,243,631 and $2,430,042, respectively. The decrease was primarily due to the net cash used in investing activities for loan originations and purchase of mortgage-backed securities along with cash provided by financing activities from issuance of 264,506 shares of .01 par value common stock at $10 per share.

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

                                First Allen Parish Bancorp, Inc.
                                Registrant

Date: August 7, 1997            /s/Charles L. Galligan
                                -------------------
                                Charles L. Galligan, President
                                and Chief Executive Officer
                                (Duly Authorized Officer)



Date: August 7, 1997            /s/Betty J. Parker
                                -------------------
                                Betty J. Parker, Treasurer and
                                Chief Financial Officer
