Form 10QSB
period 1997-09-30
FIRST ALLEN PARISH BANCORP INC
filed 1997-11-12
CIK 1017309

            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549


                        FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

                            OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE
     SECURITIES EXCHANGE AT OF 1934

     For the transition period from__________to_______________


                    Commission File Number 0-21165

                       FIRST ALLEN PARISH BANCORP, INC.
           ------------------------------------------------------
           (Exact name of Registrant as specified in its Charter)


          Delaware                            72-1331593
------------------------------          -----------------------
(State or other jurisdiction of          (I.R.S.Employer
incorporation or organization)           Identification Number)


222 South Tenth Street - Oakdale, Louisiana               71463
-------------------------------------------            ----------
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

Class                           Outstanding at September 30, 1997
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

               FIRST ALLEN PARISH BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                    September 30, 1997 and December 31, 1996

                           September 30, 1997
                                (Unaudited)     December 31, 1996
                           ------------------   -----------------
     ASSETS
Cash and cash equivalents
  Interest-bearing               $ 1,972,501         $ 847,896
  Non-interest bearing               582,306           626,409
Mortgage-backed and related securities -
  held-to-maturity                11,976,886        13,238,771
Mortgage-backed and related securities -
  available-for-sale, estimated market
  value                             4,657,563        3,946,564
Loans receivable, net             13,063,451        11,937,990
Accrued interest receivable          217,407           206,457
Other receivables                     68,125            42,800
Foreclosed real estate               108,101            74,856
Federal Home Loan Bank stock, at cost 259,300          259,200
Premises and equipment, at cost, less
 accumulated  depreciation           271,621           282,353
Other assets                          50,661            26,574

    Total assets                 $33,227,922       $31,489,870
                                  ===========      ===========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Deposits                       $28,400,825       $25,749,999
  Advances from Federal Home Loan Bank  -            1,200,000
  Advances by borrowers for taxes
   and insurance                      21,298            31,854
  Federal income taxes:
   Current                            65,743            2,843
   Deferred                          129,575           122,265
  Accrued liabilities                 44,624
  Dividends Payable                                     36,231
  Deferred income                     17,726            18,818
      Total liabilities           28,671,398        27,170,403
                                  ----------        ----------
STOCKHOLDERS' EQUITY
  Serial preferred stock (.01 par value,
   100,000 shares authorized, none
   issued or outstanding)               -                  -
  Common stock (.01 par value, 900,000
   shares authorized, 264,506 shares
   issued and outstanding)             2,645             2,645
  Additional paid-in capital       2,308,776         2,298,842
  Retained earnings (substantially
   restricted) 2,436,536 2,230,294
  Unrealized gain on securities
   available-for-sale                 (2,963)           (6,004)
Unearned employee stock ownership
   plan                             (188,470)         (206,310)
Total stockholders' equity          4,556,524         4,319,467
                                    ---------         ---------
      Total liabilities and stockholders'
        equity                    $33,227,922       $31,489,870
                                  ===========       ===========
See accompanying notes to consolidated financial statements.
/TABLE

           FIRST ALLEN PARISH BANCORP, INC. AND SUBSIDIARY
                  Consolidated Statements of Income
        For the three months ended September 30, 1997 and 1996
                         (Unaudited)

                                            1997        1996
                                           ---------   ---------
                                                         <C)
INTEREST INCOME
  Loans receivable:
    First mortgage loans                    $ 234,623   $201,015
    Consumer and other loans                   64,002     52,261
  Mortgage-backed and related securities      266,153    242,513
  Other interest earning assets                23,232     27,259
                                             --------   --------
     Total interest income                    588,010    523,048
                                             --------   --------
 INTEREST EXPENSE
  Deposits                                    313,049    280,641
  Borrowed funds                                4,135      1,540
                                              -------    -------
      Total interest expense                  317,184    282,181
                                              -------    -------
       Net interest income                    270,826    240,867
PROVISION (RECOVERY) LOAN LOSSES               (1,336)    (1,722)
                                              -------     ------
       Net interest income after recovery from
          loan losses                         272,162    242,589
                                              -------    -------
NONINTEREST INCOME
  Service charges on deposits                  49,082     52,401
  Insurance commissions earned                  4,450      4,122
  Loan origination and servicing fees           9,705      6,880
  Net other real estate expenses                 (958)    (1,583)
  Gain on foreclosed real estate                  (92)     3,300
  Other operating revenues                      6,634      4,044
                                              -------    -------
       Total noninterest income                68,821     69,164
                                              -------    -------
NONINTEREST EXPENSES
  Compensation and employee benefits          111,758    110,236
  Occupancy and equipment expenses             14,780     13,638
  SAIF deposit insurance premiums               4,279    185,554
  Stationery and printing                      10,572     14,398
  Data processing                              14,276     10,799
  Other expenses                               57,405     34,529
                                              -------    -------
        Total noninterest expenses            213,070    369,154
                                              -------    -------
        Income before income taxes            127,913    (57,401)
INCOME TAX EXPENSE                             44,814    (21,320)
                                              -------    -------
        NET INCOME                            $83,099   ($36,081)
                                             ========   ========
Net earnings per common share:
  Primary and fully diluted                     $0.34     ($0.15)
Weighted average number of shares outstanding========   =========
  Primary and fully diluted                   244,463    243,346
/TABLE

           FIRST ALLEN PARISH BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statements of Income
        For the nine months ended September 30, 1997 and 1996
                          (Unaudited)

                                             1997          1996
                                          ---------    ---------

INTEREST INCOME
  Loans receivable:
    First mortgage loans                   $670,938     $626,619
    Consumer and other loans                185,598      148,974
  Mortgage-backed and related securities    794,165      721,846
  Other interest earning assets              71,233       78,066
                                          ---------    ---------
      Total interest income               1,721,934    1,575,505
                                          ---------    ---------
INTEREST EXPENSE
  Deposits                                  893,032      866,547
  Borrowed funds                             23,868        1,540
                                          ---------    ---------
      Total interest expense                916,900      868,087
                                          ---------    ---------
      Net interest income                   805,034      707,418
PROVISION (RECOVERY) LOAN LOSSES             (2,760)     (11,183)
                                          ---------    ---------
      Net interest income after recovery from
        loan losses                         807,794      718,601
                                          ---------    ---------
NONINTEREST INCOME
  Service charges on deposits               143,150      151,191
  Insurance commissions earned                7,419        8,538
  Loan origination and servicing fees        27,767       20,377
  Net other real estate expenses             (1,321)      (1,834)
  Gain on foreclosed real estate                109        3,386
  Other operating revenues                   19,328       13,302
                                          ---------    ---------
      Total noninterest income              196,452      194,960
                                          ---------    ---------
NONINTEREST EXPENSES
  Compensation and employee benefits        313,859      292,290
  Occupancy and equipment expenses           49,099       42,516
  SAIF deposit insurance premiums            12,749      216,185
  Stationery and printing                    37,957       41,685
  Data processing                            43,787       43,789
  Other expenses                            172,177      125,020
                                          ---------    ---------
      Total noninterest expenses            629,628      761,485
                                          ---------    ---------
      Income before income taxes            374,618      152,076
INCOME TAX EXPENSE                          128,700       52,000
                                          ---------    ---------
      NET INCOME                          $ 245,918    $ 100,076
                                          =========    =========
Net earnings per common share:
  Primary and fully diluted                   $1.01        $0.21
Weighted average number of shares
    outstanding                           =========    =========
Primary and fully diluted                   244,463      243,346
/TABLE

           FIRST ALLEN PARISH BANCORP, INC. AND SUBSIDIARY
               Consolidated Statements of Cash Flows
        For the three months ended September 30, 1997 and 1996
                          (Unaudited)


                                     1997           1996
                                 ------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                    $ 83,099         ($36,081)
                                      ---------        ---------
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation of premises and
         equipment                        8,963            7,463
      Provision for loan losses          (1,336)          (1,722)
      Loss on sale of foreclosed real estate 92           (3,300)
       Premium amortization net of discount
        accretion                        41,294           29,756
      Deferred income taxes               1,890             -
      Stock dividend on FHLB Stock       (3,923)            -
      Changes in assets and liabilities
        (Increase) decrease in accrued
          interest receivable           (11,933)           7,588
        (Increase) decrease in other
          assets                        (41,907)         (37,044)
        Decrease in advance payable, Federal
          Home Loan Bank                   -                -
        Increase in accrued liabilities  17,958          177,044
        Increase (decrease) in current
          income taxes payable           23,476           (5,619)
        Increase (decrease) in deferred
          income                           (630)           1,182
                                      ---------        ---------
            Total adjustments           117,758          175,348
                                      ---------        ---------

            Net cash provided by
              operating activities      200,857          139,267
                                      ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net increase in mortgage-backed
    and related securities              (31,300)        (818,706)
  Sale of investment securities           3,823             -
  Purchase of investment securities        -                -
  Net decrease in loans made to customers(2,602)         (55,686)
  Proceeds from sale of foreclosed real
    estate                                 -              30,764

  Purchase of property and equipment     (4,544)           -
                                      ---------        ---------

            Net cash provided (used) by
              investing activities      (34,623)        (843,628)
                                      ---------        ---------
                                                      (continued)

 See accompanying notes to consolidated financial statements.


             FIRST ALLEN PARISH BANCORP, INC. AND SUBSIDIARY
            Consolidated Statements of Cash Flows (continued)
          For the three months ended September 30, 1997 and 1996
                              (Unaudited)

                                      1997               1996
                                  -------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase(decrease) in demand deposits, NOW
    accounts, passbook savings accounts,
   and certificates of deposits          154,516        (898,264)
 Net decrease in advances by
    borrowers for taxes and insurance     (8,974)         (8,894)
 Issuance of common stock                              2,161,328
                                      ----------      ----------
             Net cash provided by
               financing activities      145,542       1,254,170


             Net increase in cash and
               cash equivalents          311,776         549,809

CASH AND CASH EQUIVALENTS, beginning
     of period                         2,243,031       2,430,042
                                      ----------      ----------

CASH AND CASH EQUIVALENTS,
     end of period                    $2,554,807      $2,979,851
                                      ==========      ==========


Supplemental Disclosures

  Cash paid for:
    Interest on deposits, advances, and other
      borrowings                      $ 292,445      $  282,181
    Income taxes                         80,742          27,300
  Transfers from loans to real estate acquired
    through foreclosure                  33,345          61,348
  Proceeds from sales of foreclosed real estate
    financed through loans                 -             30,000
  Change in unrealized gain (loss) on securities
    available for sale                    3,652             632




See accompanying notes to consolidated financial statements.

              FIRST ALLEN PARISH BANCORP, INC. AND SUBSIDIARY
                   Consolidated Statements of Cash Flows
           For the nine months ended September 30, 1997 and 1996
                               (Unaudited)


                                        1997              1996
                                     ---------          ---------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                          $ 245,918        $ 100,076

  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation of premises and
         equipment                       26,888           25,610
      Provision for loan losses          (2,760)         (11,183)
      Gain onsale of foreclosed
         real estate                       (109)          (3,386)
      Premium amortization net of discount
        accretion                        43,909           42,360
      Deferred income taxes               7,310           13,101
      Stock dividend on FHLB Stock      (11,400)            -
      Changes in assets and liabilities
        (Increase) decrease in accrued
          interest receivable           (10,950)         10,272
        Increase in other assets        (24,087)       (166,433)
        Decrease in advance payable, Federal
          Home Loan Bank             (1,200,000)           -
        Increase (decrease) in accrued
          liabilities                    (8,393)        188,045
        Increase in current
          income taxes payable           62,900            -
        Increase (decrease) in deferred
          income                         (1,092)          1,411
                                      ---------       ---------
            Total adjustments        (1,117,784)        (99,797)

            Net cash provided by (used)
              operating activities      (871,866)       199,873
                                       ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net decrease (increase) in mortgage-backed
    and related securities               262,963       (691,632)
  Sale of investment securities           11,200            400
  Purchase of investment securities         -              -
  Net increase in loans made to
    customers                           (945,910)      (105,928)
  Proceeds from sale of foreclosed real
    estate                                  -            30,850
     Purchase of property and equipment  (16,155)        (7,751)
                                       ---------      ---------
            Net cash provided (used) by
              investing activities      (687,902)      (774,061)
                                       ---------      ---------
                                                     (continued)

 See accompanying notes to consolidated financial statements.


            FIRST ALLEN PARISH BANCORP, INC. AND SUBSIDIARY
           Consolidated Statements of Cash Flows (continued)
         For the nine months ended September 30, 1997 and 1996
                              (Unaudited)

                                         1997           1996
                                       ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand deposits, NOW
    accounts, passbook savings accounts,
   and certificates of deposits         2,650,826         46,645
 Net decrease in advances by
    borrowers for taxes and insurance     (10,556)       (16,529)
 Issuance of common stock                              2,161,328
             Net cash provided by
               financing activities     2,640,270      2,191,444
                                        ---------      ---------


             Net increase in cash and
               cash equivalents         1,080,502      1,617,256

CASH AND CASH EQUIVALENTS,
  beginning of period                   1,474,305      1,362,595
                                        ---------      ---------

CASH AND CASH EQUIVALENTS,
  end of period                        $2,554,807     $2,979,851

                                       ==========     ==========


Supplemental Disclosures

  Cash paid for:
    Interest on deposits, advances, and other
      borrowings                       $ 892,161      $ 868,087
      Income taxes                       121,391         79,794
    Transfers from loans to real estate
      acquired through foreclosure        33,245         61,348
    Proceeds from sales of foreclosed real
      estate financed through loans         -            30,000
    Change in unrealized gain (loss) on securities
    available for sale                     3,041         (6,871)




See accompanying notes to consolidated financial statements.

            FIRST ALLEN PARISH BANCORP, INC. AND SUBSIDIARY
               Notes to Consolidated Financial Statements
                             (Unaudited)


(1)  First Allen Parish Bancorp, Inc.
     --------------------------------

          First Allen Parish Bancorp, Inc. (the "Corporation") was incorporated under the laws of the State of Delaware for the purpose of becoming the savings and loan holding company of First Federal Savings and Loan Association of Allen Parish (the Association"), in connection with the Association's conversion from a federally chartered mutual savings association to a federally chartered stock savings association, pursuant to its Plan of Conversion. On August 9, 1996, the Corporation commenced a Subscription and Community Offering of its shares in connection with the conversion of the Association (the "Offering"). The Offering was consummated and the Corporation acquired the Association on September 27, 1996. It should be noted that the Corporation had no assets prior to the conversion and acquisition on September 27, 1996.

          The accompanying consolidated financial statements as of and for the three months ended and nine months ended
     September 30, 1997, include the accounts of the Corporation and the Association.

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

(3)  Basis of Preparation
     --------------------
          The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in the audited financial statements included in the Association's audit report for the year ended December 31, 1996, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the interim financial statements have been included. The statements of earnings for the three month and nine month periods ended September 30, 1997 are not necessarily indicative of the results which may be expected for the entire year.

           FIRST ALLEN PARISH BANCORP, INC. AND SUBSIDIARY
        Notes to Consolidated Financial Statements (Continued)
                          (Unaudited)


(4)  Earnings Per Share
     ------------------

          On September 27, 1996, 264,506 shares of the
     Corporation's stock were issued, including 21,160 shares issued to the ESOP. Earnings per share amounts for the three month period and nine month period ended September 30, 1997 are based upon an average of 244,463 shares. The shares issued to the Employee Stock Ownership Plan (ESOP) are not included in this computation until they are allocated to plan participants.

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

Financial Condition
-------------------

     Consolidated assets of First Allen Parish Bancorp, Inc. were $33,272,922 as of September 30, 1997, an increase of $1,738,052 as compared to December 31, 1996. At September 30, 1997, total stockholders' equity was $4,556,524, an increase of $237,057 when compared to stockholders' equity at December 31, 1996. The increase in stockholders' equity was a result of increases in deposits and net income earned during the nine months ending September 30, 1997. Net Interest Income. Total net interest income increased $29,573 or 12.2% to $272,162 for the three months ended September 30, 1997 from $242,589 for the three months ended September 30, 1996. This increase was primarily the result of an increase in income earned on loans receivable and mortgage-backed securities offset by an increase in the average cost of deposits.

     Interest-bearing and non-interest bearing deposits and investment securities increased to $2,814,107 at September 30, 1997 from $1,733,505 at December 31, 1996, an increase of $1,080,602. Mortgage backed securities decreased $550,886 to a total of $16,634,449 at September 30, 1997, from a total of $17,185,335 as of December 31, 1996.

     Loans receivable increased to $13,063,451 on September 30, 1997 from $11,937,990 on December 31, 1996, an increase of $1,125,461.

     Deposits totaled $28,400,825 on September 30, 1997 and
$25,749,999 on December 31, 1996, an increase of $2,650,826.

Comparison of Operating Results for the Three Months Ended
----------------------------------------------------------
September 30, 1997 and 1996
---------------------------

     General. Net income increased $119,179 to a total of $83,098 for the three months ended September 30, 1997 from a loss of $36,081 for the three months ended September 30, 1996. This increase was primarily due to the one-time SAIF assessment of $170,000 expensed in September of 1996.

     Net Interest Income. Total net interest income increased $29,573 or 12.2% to $272,162 for the three months ended September 30, 1997 from $242,589 for the three months ended September 30, 1996. This increase was primarily the result of an increase in income earned on loans receivable and mortgage-backed securities offset by an increase in the average cost of deposits.

     Provision for Losses on Loans. The Association maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risk in the loan portfolio, the Association's past loss experience, adverse situations that may affect the borrower's ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. During the three months ended September 30, 1997 the Association experienced recoveries on loans for which reserves had previously been established. The provision and recovery of $1,336 and $1,722 for the three months ended September 30, 1997 and 1996, respectively were primarily due to losses and recoveries on consumer loans.

     Non-Interest Income. Non-interest income decreased $343 to $68,821 for the three months ended September 30, 1997 from $69,164 for the three months ended September 30, 1996. This decrease was primarily due to a $3,319 decrease in service charges on deposits, offset by an increase of $2,825 in loan origination and servicing fees.

     Non-Interest Expense. Non-interest expense decreased $156,084 or 42.3% to $213,170 for the three months ended September 30, 1997 from $369,154 for the three months ended September 30, 1996. This decrease was primarily due to the one-time SAIF assessment of $170,000 in 1996. Total SAIF premiums decreased $181,275 to $4,279 for the three months ended September 30, 1997 from $185,554 for the three months ended September 30, 1996. This decrease in non-interest expense was offset by an increase of $22,876 in other expenses and an increase of $3,477 in data processing..

     Income Tax Expense. Income tax expense increased $66,133 to a total of $44,813 for the three months ended September 30, 1997 from an income tax benefit of $21,320 for the three months ended
September 30, 1996.

Comparison of Operating Results for the nine months ended
---------------------------------------------------------
September 30, 1997 and 1996.
----------------------------

     General. Net income increased $145,842 or 146% to $245,918 for the nine months ended September 30, 1997 from $100,076 for the nine months ended September 30, 1996. This increase was primarily due to an increase in net interest income of $89,193 and a decrease of $131,857 in non-interest expenses offset by an increase in income taxes of $76,700.

     Net interest Income. Net interest income increased $89,193, or 12.4% to $807,794 for the nine months ended September 30, 1997 from $718,601 for the nine months ended September 30, 1996.

     Provision for Losses on Loans. The Association experienced recoveries on loans for which reserves had previously been established in the amounts of $2,760 and $11,183 for the nine months ended September 30, 1997 and 1996, respectively.

     Non-Interest Income.  Non-interest income increased $1,492 or .8% to $196,452 for the nine months ended September 30, 1997 from $194,960 for the nine months ended September 30, 1996.

     Non-Interest Expense. Non-interest expense decreased $131,857 or 17.3% to $629,628 for the nine months ended September 30, 1997 from $761,485 for the nine months ended September 30, 1996. This decrease was primarily due to a $203,436 decrease in SAIF deposit insurance premiums, offset by a $21,569 increase in compensation and employee benefits, a $6,583 increase in occupancy and equipment expenses and a $47,157 increase in other expenses.

     Income Tax Expenses. Income tax expense increased $76,700 to $128,700 for the nine months ended September 30, 1997 from $52,000 for the nine months ended September 30, 1996.

Non-Performing Assets
---------------------

     At September 30, 1997, non-performing assets were approximately $198,111 compared to $119,000 on December 31, 1996.
At September 30, 1997, the Association's allowance for loan losses was 160% of non performing loans compared to 249% at December 31, 1996.

     Loans are considered non-performing when the collection of principal and/or interest is not probable, or in the event payments are more than 90 days delinquent.

Capital Resources
-----------------

     The Association is subject to three capital to asset requirements in accordance with Office of Thrift Supervision
(OTS) regulations. The following table is a summary of the Association's regulatory capital requirements versus actual capital as of September 30, 1997:

                   Actual          Required       Excess
               Amount/Percent  Amount/Percent  Amount/Percent
             ---------------------------------------------------
Tangible     $3,431,000/10.63% $  484,000/1.50% $2,947,000/9.13%
Core Leverage
  Capital    $3,431,000/10.63% $  969,000/3.00% $2,462,000/7.63%
Risk-Based
  Capital    $3,578,000/11.08% $1,052,000/3.26% $2,526,000/7.82%

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

     The Association is required to maintain minimum levels of liquid assets as defined by regulations. The required percentage is currently five percent of net withdrawable savings deposits and borrowings payable on demand or in one year or less. The Association has maintained its liquidity ratio at levels exceeding the minimum requirement. The eligible liquidity ratios at December 31, 1996, and September 30, 1997, were 7.78% and 9.02%, respectively.

     For purposes of the cash flows, all short-term investments with a maturity of three months or less at date of purchase are considered cash equivalents. Cash and cash equivalents for the periods ended September 30, 1997 and 1996 were $2,554,807 and $2,979,851, respectively. The decrease was primarily due to the net cash used in investing activities for loan originations and purchase of mortgage-backed securities along with cash provided by financing activities from issuance of 264,506 shares of .01 par value common stock at $10 per share.

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

                               First Allen Parish Bancorp,Inc.
                               Registrant

Date: November 11, 1997        /s/Charles L. Galligan
                               ---------------------------------
                               Charles L. Galligan, President
                               and Chief Executive Officer
                               (Duly Authorized Officer)



Date: November 11, 1997         /s/Betty J. Parker
                                --------------------------------
                                Betty J. Parker, Treasurer and
                                Chief Financial Officer
