Form 10-K
period 1997-12-31
FIRST ALLEN PARISH BANCORP INC
filed 1998-03-31
CIK 1017309

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                For the fiscal year ended December 31, 1997

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the transition period from                                  to

                         Commission File Number 0-21165

                        FIRST ALLEN PARISH BANCORP, INC.
                 (Name of small business issuer in its charter)

          Delaware                                         72-1331593
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

     222 South 10th Street, Oakdale, Louisiana                 71463
     (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:        (318) 335-2031


           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None
           Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                                (Title of class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Registrant's revenues for the fiscal year ended December 31, 1997 were $2,302,404.

         As of March 23, 1998, there were issued and outstanding 264,506 shares of the Registrant's Common Stock. The Registrant's voting stock is not regularly and actively traded, and there are no regularly quoted bid and asked prices for the Registrant's voting stock. Accordingly, the Registrant is unable to determine the aggregate market value of the voting stock held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts II and III of Form 10-KSB - Portions of Annual Report to Stockholders for the fiscal year ended December 31, 1997.

         Part III of Form 10-KSB - Portions of Proxy Statement for 1998 Annual Meeting of Stockholders.

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

         First Federal is a federally-chartered stock savings and loan association headquartered in Oakdale, Louisiana. First Federal was originally chartered in 1962. Its deposits are insured up to the maximum allowable amount by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation (the "FDIC"). Through its office in Oakdale, First Federal serves communities located in Allen Parish and in the surrounding parishes in the State of Louisiana. At December 31, 1997, the Company had total assets of $33.5 million, deposits of $28.7 million and stockholders' equity of $4.5 million.

         The Association has been, and intends to continue to be, a community-oriented financial institution offering selected financial services to meet the needs of the communities it serves. The Association attracts deposits from the general public and historically has used such deposits, together with other funds, to originate loans secured by real estate, including one- to four-family residential mortgage loans, commercial real estate loans, land loans, construction loans and loans secured by other properties. At December 31, 1997, 81.3% of the Association's gross loan portfolio consisted of loans secured by real estate. The Association also originates consumer and other loans consisting primarily of loans secured by automobiles, manufactured homes, loans secured by deposits ("share loans") and lines of credit. At December 31, 1997, consumer and other loans constituted 26.2% of the Association's gross loan portfolio. In order to supplement its loan originations, the Association has invested a significant portion of its assets in mortgage-backed securities, which are insured or guaranteed by federal agencies, as well as other investments. At December 31, 1997, the Association's mortgage-backed securities portfolio totaled $17.1 million, or 51.2% of total assets. See "- Investment Activities."

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

         The Association's business and operating results are significantly affected by the general economic conditions in the Association's market area. Management believes that the population in the Association's market area will remain stable in the foreseeable future.

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

Lending Activities

         General. The Association's loan portfolio consists primarily of loans secured by real estate which consist primarily of loans secured by one- to four-family residences, commercial real estate loans, construction loans and loans secured by other properties. The Association also originates consumer and other loans consisting primarily of loans secured by automobiles, manufactured homes, share loans, lines of credit and other consumer loans. At December 31, 1997, the Association's gross loans totaled $14.7 million, of which $8.4 million or 57.1% were one-to four-family residential mortgage loans. Of the one- to four-family mortgage loans outstanding at that date, 28.2% were fixed-rate loans, and 71.8% were adjustable-rate loans. At December 31, 1997, $1.5 million or 10.0% of gross loans were secured by commercial real estate properties consisting of retail shops and churches, $353,000, or 2.4%, of gross loans were construction loans for the construction of owner-occupied homes, and $612,000, or 4.2% of gross loans consisted of land loans. At that date, consumer and other loans totaled $3.6 million or 24.4% of the Association's gross loan portfolio, of which $735,000, or 5.0%, consisted of share loans, $526,000, or 3.6%, consisted of automobile loans, $1,321,000, or 9.0%, consisted of lines of credit to small farms and businesses, $24,000 or .2% consisted of loans on manufactured homes and $970,000 or 6.6% consisted of other loans (consisting of personal loans, disaster relief loans, and loans to governmental entities and non-profit organizations).

         The Association also invests in mortgage-backed securities. At December 31, 1997, mortgage-backed and related securities totaled $17.1 million. See "- Investment Activities."

         The Association's loans-to-one borrower limit is generally the greater of 15% of unimpaired capital and surplus or $500,000. At December 31, 1997, the maximum amount which the Association could have lent under this limit to any one borrower and the borrower's related entities was approximately $708,000. At December 31, 1997, the Association had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount. The Association's largest lending relationship at December 31, 1997 was $469,000 in loans to one borrower which was comprised of five loans, two of which were secured by real estate and three of which were unsecured commercial loans. The Association's second largest lending relationship at December 31, 1997 was $365,000 in loans to one borrower which was comprised of seven loans, six of which were secured by real estate and one of which was secured by a certificate of deposit. The Association's third largest lending relationship totaled $261,000, which consisted of three commercial real estate loans. At December 31, 1997, all of these loans were performing in accordance with their terms.

         Loan Portfolio Composition. Set forth below is data relating to the composition of the Association's loan portfolio by type of loan as of the dates indicated.

                                                             At December 31,
                                          1997                  1996                1995
                                   ------------------   -------------------   -------------------
                                    Amount     Percent   Amount     Percent    Amount     Percent
                                    ------     -------   ------     -------    ------     -------
                                                     (Dollars in Thousands)

Real estate loans:
  One- to four-family residential   $8,376     61.38%    $ 7,279    60.97%    $7,918     70.50%
  Commercial real estate loans..     1,467     10.75       1,519    12.73      1,208     10.76
  Construction..................       353      2.59         487     4.08        260      2.32
  Land loans....................       612      4.49         451     3.78        203      1.81
  Other real estate loans.......       280      2.05         237     1.99        131      1.17
                                    ------    ------     -------   ------     ------    ------
 Total first mortgage loans.....    11,088     81.25       9,973    83.55      9,720     86.55
                                    ------    ------     -------   ------     ------    ------

Consumer and other loans:
  Automobile....................       526      3.85         475     3.97        496      4.42
  Manufactured homes............        24      0.18          22     0.19         12      0.11
  Share loans...................       735      5.39         795     6.66        800      7.12
  Lines of credit...............     1,321      9.68       1,003     8.41        440      3.92
  Other loans...................       970      7.11         721     6.04        415      3.70
                                    ------    ------     -------   ------     ------    ------
     Total consumer and other loans  3,576     26.21       3,016    25.27      2,163     19.26
                                    ------    ------     -------   ------     ------    ------

     Total loans receivable.....    14,664    107.46      12,989   108.82     11,883    105.82

Less:
  Undisbursed loan proceeds.....      (710)    (5.20)       (755)   (6.34)      (335)    (2.98)
  Unearned discounts............        (8)    (0.06)         --       --         --        --
  Allowance for loan losses.....      (300)    (2.20)       (296)   (2.48)      (317)    (2.82)
                                    -------   -------    --------  -------    ------    ------
    Total loans receivable,
      net  .....................    $13,646   100.00%    $11,938   100.00%    $11,231   100.00%
                                    =======   ======     =======   ======     =======   ======

         One- to Four-Family Mortgage Loans. The Association's primary lending activity is the origination of one-to four-family, owner-occupied, residential mortgage loans secured by property located in the Association's market area. Loans are generated through the Association's marketing efforts, its existing customers and referrals, real estate brokers, builders and local businesses. The Association generally has limited its real estate loan originations to the financing of properties located within its market area and will not make out of state loans. At December 31, 1997, the Association had $8.4 million, or 57.1% of its gross loan portfolio, invested in mortgage loans secured by one- to four-family residences.

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

         The Association currently offers ARM loans with amortization periods ranging up to 30 years. The Association generally offers ARM loans that either adjust every year or every three years from the date of origination, with interest rate adjustment limitations up to two percentage points per adjustment and with a cap of up to six percentage points on total interest rate increases over the life of the loan. Currently, ARM loans are originated with a minimum interest rate of five percent and a maximum rate of 15% regardless of the initial rate. In a rising interest rate environment, such rate limitations may prevent ARM loans from repricing to market interest rates, which would have an adverse effect on net interest income. The Association has used different interest indices for ARM loans in the past, and currently uses the National Average Contract Interest Rate for Major Lenders on the Purchase of Previously Occupied Loans as its index. ARM loans secured by residential one- to four-family real estate totaled $6.0 million, or 71.8% of the Association's total one- to four-family residential real estate loans receivable at December 31, 1997. The origination of fixed-rate mortgage loans versus ARM loans is monitored on an ongoing basis and is affected significantly by the level of market interest rates, customer preference, the Association's interest rate gap position and loan products offered by the Association's competitors. Particularly in a relatively low interest rate environment, borrowers may prefer fixed-rate loans to ARM loans. During the year ended December 31, 1997, the Association originated $191,000 in fixed-rate residential mortgage loans and $2.0 million of ARM loans.

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

         Pursuant to federal regulations, all financial institutions are required to adopt and maintain comprehensive written real estate lending policies that are consistent with safe and sound banking practices. These lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies adopted by the Federal banking agencies, including the OTS, in December 1992 ("Guidelines"). The Guidelines set forth, pursuant to the mandates of the FDICIA, uniform regulations prescribing standards for real estate lending. Real estate lending is defined as extension of credit secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate, regardless of whether a lien has been taken on the property.

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

         Commercial Real Estate Loans. The Association originates commercial real estate loans typically secured by retail facilities, churches and office buildings. At December 31, 1997, $1.5 million, or 10.0% of the Association's gross loan portfolio consisted of commercial real estate loans. At December 31, 1997, all of the Association's commercial real estate loans were secured by properties within the State of Louisiana. The maximum loan to value ratio for commercial real estate loans originated by the Association is 80%. At December 31, 1997, the largest commercial real estate loan had a principal balance of $227,000, and was secured by commercial real estate. The loan was performing in accordance with its terms at December 31, 1997.

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

         Land Loans. The Association offers land loans, primarily loans to purchase and develop single family homesites, which may consist of individual lots or large acreage tracts. At December 31, 1997, $612,000, or 4.2% of the Association's gross loan portfolio consisted of land loans. The maximum loan amount generally does not exceed 75% of the appraised value of the property. The terms of land loans are negotiated on a case by case basis; however, fixed rate loans are typically originated for terms of 5 years or less; adjustable rate land loans are originated for terms up to 15 years and will either adjust at a premium over the prime rate or will be based upon the National Average Contract Interest Rate for Major Lenders on the Purchase of Previously Occupied Loans. The Association will make a limited number of land loans for speculation purposes. Land loans are typically made to companies or individuals with whom the Association has had a prior business relationship.

         Construction Lending. At December 31, 1997, the Association had $353,000 or 2.4% of its gross loan portfolio, invested in construction loans. First Federal offers loans to both builders and individuals for the construction of one- to four-family residences. Currently, such loans are offered with fixed- or adjustable-rates of interest, with loan terms of six months. The interest rates of construction loans are typically at a margin over the prime rate or the

National Average Contract Interest Rate for Major Lenders on the Purchase of Previously Owned Homes. The maximum loan amount will not exceed 80% of the appraised value of the project. The Association requires the builder to submit plans, specifications and cost projections. In addition, the Association reviews the borrower's existing financial condition, including total outstanding debt. Funds are dispersed as the construction project progresses. Following the construction period, these loans may convert to permanent loans, generally with terms for up to 15 years if the interest rate is fixed and up to 30 years if the interest rate is adjustable. At December 31, 1997, none of the Association's construction loans were non-performing.

         Construction lending and land loans are generally considered to involve a higher level of credit risk than one-to four-family residential lending since the risk of loss on construction loans is dependent largely upon the accuracy of the initial estimate of the individual property's value upon completion of the project and the estimated cost (including interest) of the project. If the cost estimate proves to be inaccurate, the Association may be required to advance funds beyond the amount originally committed to permit completion of the project.

         Consumer and Other Lending. First Federal offers a variety of consumer loans, including loans secured by deposits, lines of credit, automobile and home improvement loans. The Association currently originates substantially all of its consumer loans in its primary market area generally to its existing customers. At December 31, 1997, the Association's consumer and other loan portfolio totaled $3.6 million, or 24.4% of its gross loan portfolio.

         The Association offers loans secured by the borrower's savings deposits ("share loans"). At December 31, 1997, share loans totaled $735,000, or 5.0% of the Association's gross loan portfolio.

         First Federal originates home improvement loans. Home equity and home improvement loans secured by second mortgages, together with loans secured by all prior liens, are generally limited to 80% or less of the appraised value of the home. Generally, such loans have a maximum term of up to 15 years. As of December 31, 1997, home improvement loans amounted to $66,000, which represented
 .45% of the Association's gross loan portfolio.

         The Association also originates lines of credit for businesses. These loans are made on both a secured and unsecured basis. Lines of credit may be secured by real estate, equipment and inventory. They are generally originated with interest rates that adjust at a premium above the prime rate. All lines of credit are reviewed annually by the Association. Lines of credit loans amounted to approximately $1.3 million at December 31, 1997, which represented 9.0% of the Association's gross loan portfolio.

         Another component of the Association's consumer loan portfolio consists of automobile loans. The Association originates automobile loans on a direct basis, where the Association extends credit directly to the borrower. These loans generally have terms that do not exceed five years and carry a fixed-rate of interest. Generally, loans on new vehicles are made in amounts up to 80% of dealer cost and loans on used vehicles are made in amounts up to 80% of the vehicle's published NADA value. At December 31, 1997, the Association's automobile loans totaled $526,000 or 3.6% of the Association's gross loan portfolio.

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

         Consumer loans entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Management believes that its level of delinquencies is relatively low in comparison with other financial institutions, and that its low level of consumer loan delinquencies is attributable to the Association's policy of aggressively contacting borrowers who become delinquent in repaying their loans. At December 31, 1997, $1,375 in consumer loans were non-performing. See "- Delinquencies and Classified Assets." There can be no assurances, however, that delinquencies will not increase in the future.

Loan Maturity Schedule

         The following table sets forth certain information at December 31, 1997, regarding the dollar amount of loans maturing in the Association's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

                                                One          Three        Five          Ten        Twenty
                                    Within     Through      Through      Through      Through       Years
                                   One Year  Three Years   Five Years   Ten Years   Twenty Years  Or More     Total
                                 ----------  ----------     ---------  ----------   ----------  ----------  ----------
First mortgage loans:
  One- to four-family residential$  274,235  $  451,480     $ 428,679  $2,293,801   $2,982,128  $1,945,801  $8,376,124
  Other properties.............     341,084     288,147       342,635     638,934      420,073     328,118   2,358,991
  Construction.................           0           0             0           0      227,800     125,000     352,800
Consumer and other loans.......   2,388,442     818,695       188,118     181,257            0           0   3,576,512
                                 ----------  ----------     ---------  ----------   ----------  ----------  ----------
     Total.....................  $3,003,761  $1,558,322     $ 959,432  $3,113,992   $3,630,001  $2,398,919  $14,664,427
                                 ==========  ==========     =========  ==========   ==========  ==========  ===========

         The following table sets forth the dollar amount of all loans at December 31, 1997 that have predetermined interest rates and have floating or adjustable interest rates and which are due after December 31, 1998.

                                                                                   Floating or
                                                               Fixed-Rates      Adjustable Rates        Total
                                                               ----------          ----------        ----------
First mortgage loans:
  One- to four-family residential...........................   $2,076,986          $6,024,903        $8,101,889
  Other properties..........................................    1,312,464             705,443         2,017,907
  Construction..............................................      352,800                   0           352,800
Consumer and other loans....................................    1,188,070                   0         1,188,070
                                                               ----------          ----------        ----------
     Total..................................................   $4,930,300          $6,730,346        $11,660,666
                                                               ==========          ==========        ===========

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

         While the Association originates both adjustable-rate and fixed-rate loans, its ability to originate loans to a certain extent is dependent upon the relative customer demand for loans in its market, which is affected by the interest rate environment, among other factors. For the year ended December 31, 1997, the Association originated $3.6 million in fixed-rate loans and $3.0 million in adjustable rate loans.

         In recent years the Association has neither purchased, nor sold loans. All loans originated by the Association are retained in the Association's portfolio.

         Set forth below is a table showing the Association's loan originations and repayments for the periods indicated.

                                                                 Year Ended December 31,
                                                  ---------------------------------------------------
                                                      1997                 1996                 1995
                                                  --------             -------               --------
                                                                     (In Thousands)

Total loans receivable at beginning of period     $ 12,989             $11,883               $ 11,926
                                                  --------             -------               --------
Originations:
 First mortgage loans -
  One- to four-family residential...........         2,199                 590                    482
  Construction..............................           306                 664                    243
  Other properties..........................           618               1,025                    257
 Consumer and other loans:
  Automobile................................           389                 308                    359
  Manufactured home.........................             6                   5                     38
  Other.....................................         2,200               2,564                    773
 Refinancing................................         1,388                 755                    764
                                                  --------             -------               --------
    Total originations......................         7,106               5,911                  2,916
  Transfer of mortgage loans
    to foreclosed real estate...............           (28)                (74)                    --
  Repayments................................        (5,403)             (4,731)                (2,959)
                                                  ---------            --------              --------
Net loan activity...........................         1,675               1,106                    (42)
                                                  --------             -------               --------
     Total loans receivable
        at end of period....................      $ 14,664             $12,989               $ 11,883
                                                  ========             =======               ========

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

         In recent years the Association has increased its collection efforts by more closely monitoring delinquent loans and employing diligent collection efforts. Management believes that these efforts have contributed to the loan portfolio's low delinquency levels. At December 31, 1997, 1996 and 1995 the percentage of total loans delinquent 90 days or more to net loans receivable were $0%, 0%, and .06%, respectively.

         Delinquent Loans and Nonperforming Assets. Generally, when a loan becomes more than 90 days delinquent, the Association will place the loan on non-accrual status and previously accrued interest income on the loan is charged against current income. The loan will remain on a non-accrual status as long as the loan is more than 90 days delinquent.

         Real estate acquired through foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until such time as it is sold. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan, or its fair market value, less estimated selling expenses. Any further write-down of real estate owned is charged against earnings. At December 31, 1997, the Association owned approximately $0 of property classified as real estate owned.

         Delinquent consumer loans are handled in a similar manner as to those described above; however, shorter time frames for each step apply due to the type of collateral generally associated with such types of loans. The Association's procedures for repossession and sale of consumer collateral are subject to various requirements under Louisiana and federal consumer protection laws.

         The following table sets forth information with respect to the Association's delinquent loans and other problem assets at December 31, 1997.

                                                              At December 31, 1997
                                                              --------------------
                                                               Balance    Number
                                                               -------    ------
                                                                  (In Thousands)
One- to four-family residential real estate:
    Loans 60 to 89 days delinquent .........................      $--       --
    Loans 90 days or more delinquent .......................       --       --
Other properties:
    Loans 60 to 89 days delinquent .........................       --       --
    Loans 90 days or more delinquent .......................       --       --
Construction:
    Loans 60 to 89 days delinquent .........................        54         2
    Loans 90 days or more delinquent .......................       --       --
Consumer and other loans:
    Loans 60 to 89 days delinquent .........................        23         2
    Loans 90 days or more delinquent .......................       --       --
Foreclosed real estate and repossessions ...................         0      --
Other nonperforming assets .................................       --       --
Restructured loans within the meaning of Statement of
    Financial Accounting Standards No. 15 (not included
    in other nonperforming categories above) ...............       199         9
Loans to facilitate sale of real estate owned ..............      $563        20

         The following table sets forth information regarding delinquent loans and real estate owned by the Association at the dates indicated. At December 31, 1997, the Association had $199,000 in restructured loans within the meaning of SFAS 15.

                                                           At December 31,
                                                       ------------------------
                                                       1997      1996      1995
                                                       ----      ----      ----
                                                        (Dollars In Thousands)
Non-accruing loans:
  First mortgage loans:
    One- to four-family residential ..............     $ 76      $ 44      $144
    Other properties .............................      --        --        --
    Commercial ...................................       49       --        --
    Construction .................................      --        --        --
  Consumer and other loans .......................        1       --         11
                                                       ----      ----      ----
    Total non-accruing loans .....................      126        44       155
                                                       ----      ----      ----

Accruing loans past due 90 days or more:
  First mortgage loans:
    One- to four-family residential ..............      --       $--        --
    Other properties .............................      --        --        --
    Construction .................................      --        --        --
  Consumer and other loans .......................      --        --          6
                                                       ----      ----      ----
     Total accruing loans delinquent
        90 days or more ..........................      --        --          6
                                                       ----      ----      ----
          Total non-performing loans .............      126        44       161
                                                       ----      ----      ----

  Total real estate owned ........................      --         75        39
                                                       ----      ----      ----
       Total non-performing assets ...............      --       $119      $200
                                                       ====      ====      ====

 Performing troubled debt restructurings .........     $199      $154      $191
                                                       ====      ====      ====
    Total non-performing assets and troubled
    debt restructurings ..........................     $325      $273      $391
                                                       ====      ====      ====

Total loans delinquent 90 days or more to
  net loans receivable ...........................     0.00%     0.00%     0.06%
                                                       ----      ----      ----
Total loans delinquent 90 days or more to
  total assets ...................................     0.00%     0.00%     0.02%
                                                       ----      ----      ----
Total non-performing loans and REO
  to total assets ................................     0.37%     0.38%     0.69%
                                                       ----      ----      ----
Total non-performing assets and troubled
  debt restructurings to total assets ............     0.97%     0.87%     1.35%
                                                       ----      ----      ----

Delinquent Loans

         The following table sets forth information with respect to loans past due 60-89 days in the Association's portfolio at the dates indicated.

                                                          At December 31,
                                                    ----------------------------
                                                    1997        1996        1995
                                                    ----        ----        ----
                                                          (In Thousands)
Loans past due 60-89 days:
  First mortgage loans:
    One- to four-family residential ........        $--         $105        $ 15
    Other properties .......................         --            5         --
    Construction ...........................          54         --          --
  Consumer and other loans .................          23           5          10

         For the year ended December 31, 1997 gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $12,000. The amount that was included in interest income on such loans was $5,000 for the year ended December 31, 1997.

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

         In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Association regularly reviews loans in its portfolio to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at December 31, 1997, the Association had classified a total of $251,000 of its assets as substandard, $0 as doubtful, and $21,000 as loss. At December 31, 1997, total classified assets comprised $272,000, or 6.0% of the Association's capital, or .81% of the Association's total assets.

         Other Loans of Concern. Other than the non-performing loans set forth in the tables above, as of December 31, 1997, there were no loans classified by the Association with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

         Real estate properties acquired through foreclosure are recorded at the lower of cost or fair value minus estimated cost to sell. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations. At December 31, 1997, the Association had properties with a net book value of $0 which were acquired through foreclosure.

         Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Association's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Association's allowance for loan losses. Such agencies may require the Association to increase the allowance based upon their judgment of the information available to them at the time of their examination. At December 31, 1997, the Association had a total allowance for loan losses of $300,000, representing 238.9% of total non-performing loans and 2.2% of the Association's loans, net. See Note 4 of the Notes to Consolidated Financial Statements.

         The following table sets forth the allocation for loan losses by category for the periods indicated.

                                                                               At December 31,
                                                   -----------------------------------------------------------------------
                                                           1997                     1996                     1995
                                                   -------------------      -------------------      ---------------------
                                                             % of Loans               % of Loans               % of Loans
                                                               In Each                  In Each                  In Each
                                                             Category to              Category to              Category to
                                                   Amount    Total Loans    Amount    Total Loans    Amount   Total Loans
                                                   ------    -----------    ------    -----------    ------   -----------
                                                                           (Dollars in thousands)
First mortgage loans
  One- to four-family residential................  $   225       57.12%     $  217        56.04%      $ 230        66.63%
  Other properties...............................       37       16.08          37        16.99          37        12.98
  Construction...................................       --        2.41          --         3.75          --         2.19
Consumer and other loans.........................       38       24.39          42        23.22          50        18.20
                                                   -------    --------      ------     --------       -----      -------
    Balance, end of period.......................  $   300      100.00%     $  296       100.00%      $ 317       100.00%
                                                   =======    ========      ======     ========       =====      =======

         The following table sets forth information with respect to the Association's allowance for loan losses at the dates indicated.

                                                     Year Ended December 31,
                                                 -----------------------------
                                                 1997         1996        1995
                                                 ----         ----        ----
                                                     (Dollars in thousands)
Balance at beginning of period .............     $ 296       $ 317       $ 328
Charge-offs:
  First mortgage loans .....................      --           (10)       --
  Consumer and other loans .................       (33)         (8)         (7)
Recoveries:
  First mortgage loans .....................         7        --          --
  Consumer and other loans .................        27           5          17
                                                 -----       -----       -----
    Net charge-offs ........................         1         (13)         10
      Provision for loan losses (recoveries)         3          (8)        (21)
Balance, at end of period ..................     $ 300       $ 296       $ 317
                                                 =====       =====       =====


Allowance for loan losses as a per-
  cent of net loans receivable at
  end of period ............................      2.20%       2.48%       2.83%
Ratio of net loans charged off during
  the period to average loans outstanding
  during the period ........................      0.00%      (0.11)%      0.09%
Ratio of allowance for loan losses
  to total non-performing loans
  at end of period .........................     238.70%     670.81%     196.90%
Ratio of allowance for loan losses
  to total non-performing loans
  and REO at end of period .................     238.70%     249.02%     158.50%

Investment Activities

         General. First Federal must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Association has generally maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At December 31, 1997, the Association's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 8.2%. See"Regulation - Liquidity."

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

         Mortgage-backed and Related Securities. The Association purchases mortgage-backed and related securities to supplement residential loan production and as part of its asset/liability strategy. The type of securities purchased is based upon the Association's asset/liability management strategy and balance sheet objectives. For instance, substantially all of the mortgage-backed and related investments purchased by the Association over the last several years have had adjustable rates of interest. Management believes that the adjustable rate feature of the mortgages underlying adjustable rate mortgage-backed and related securities generally will help to reduce changes in the value of the mortgage-backed and related security in response to normal interest rate fluctuations. As the interest rates on the mortgages underlying the adjustable rate mortgage-backed and related securities are reset periodically, the yields of such securities will gradually align themselves to reflect changes in the market rates so that the market value of such securities will remain relatively constant as compared to fixed rate instruments. The Association has invested primarily in federal agency securities, principally Freddie Mac (formerly the Federal Home Loan Mortgage Corporation), Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA") and Small Business Association ("SBA") obligations. At December 31, 1997, the Association's investment in mortgage-backed and related securities totaled $17.1 million or 51.2% of its total assets. At December 31, 1997, $11.7 million of the Association's mortgage-backed and related securities were classified as held-to-maturity and $5.5 million were classified as available for sale. See
Note 3 of the Notes to Consolidated Financial Statements.

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

         Set forth below is a table  showing  the  Association's  purchases  and repayments of mortgage-backed securities for the periods indicated. The Association sold $382,000 of available for sale mortgage-backed securities during 1997.

                                                             Year Ended December 31,
                                                  -----------------------------------------------
                                                    1997             1996                 1995
                                                    ----             ----                 ----
                                                                 (In Thousands)
Mortgage-backed securities at beginning
 of period.................................       $ 17,186        $  15,391              $ 13,257
  Purchases.................................         2,870            3,915                 4,275
  Sales.....................................          (382)              --                    --
  Repayments................................        (2,470)          (2,078)               (2,069)
Discount (premium) amortization.............           (57)             (42)                  (72)
                                                  ---------       ----------             --------
Mortgage-backed securities
  at end of period..........................      $ 17,147        $  17,186              $ 15,391
                                                  ========        =========              ========

         At December 31, 1997, the Association's investment securities consisted solely of FHLB stock totaling $259,300. The Association invests excess liquidity in FHLB overnight deposits.

         OTS regulations restrict investments in corporate debt and equity securities by the Association. These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 15% of the Association's unimpaired capital and unimpaired surplus as defined by federal regulations, plus an additional 10% if the investments are fully secured by readily marketable collateral. At December 31, 1997, the Association was in compliance with this regulation. See "Regulation - Federal Regulation of Savings Associations" for a discussion of additional restrictions on the Association's investment activities.

         The following table sets forth the carrying value of the Association's FHLB stock and mortgage-backed securities at the dates indicated. At December 31, 1997, the market value of the Association's mortgage-backed portfolios and investment securities was approximately $17.1 million and $259,300, respectively.

                                                                       At December 31,
                                                       ------------------------------------------
                                                           1997           1996             1995
                                                       ----------      ---------        ---------
                                                                       (In Thousands)

Mortgage-backed securities.........................    $   17,147      $  17,186        $  15,391
Federal Home Loan Bank stock.......................           259            259              260
                                                       ----------      ---------        ---------
    Total investments..............................    $   17,406      $  17,448        $  15,651
                                                       ==========      =========        =========

         Mortgage-Backed and Investment Portfolio Maturities. The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Association's investment securities at December 31, 1997.

                                                                  December 31, 1997
                                  ---------------------------------------------------------------------------------
                                    One Year or Less                   One to Five Years         Five to Ten Years
                                  ---------------------    ---------------------------------     ------------------
                                  Carrying      Average    Carrying       Average   Carrying     Average   Carrying
                                    Value        Yield       Value        Yield       Value      Yield      Value
                                    -----        -----       -----        -----       -----      -----      -----
 investment securities held
 to maturity:
  GNMA certificates...........        --          --       $     3        6.46%   $    6          8.00%     $    293
  Freddie Mac certificates....        --          --           --          --         10          7.25%        3,911
  FNMA certificates...........        --          --           --          --         --            --         7,204
  Collateralized mortgage
    obligations...............        --          --           --          --         --            --            55
  FHLB Stock..................        --          --           --          --         --            --           259
  Municipal bonds.............        --          --           --          --         --            --           187
    Total.....................        --          --            3        6.46%        16          7.54%       11,909

Mortgage-backed and investment
securities available for sale:
  GNMA certificates...........        --          --           --          --         --            --           466
  Freddie Mac certificates....        --          --           --          --          8          7.38%        1,797
  FNMA certificates...........        --          --           28        7.61%        --            --         2,359
 SBA certificates.............        --          --           --          --         --            --           820
    Total.....................        --           --      $   28        7.61%   $     8          7.38%     $  5,442

                                                     December 31, 1997
                                     -------------------------------------------------
                                      More than Ten Years   Total Investment Portfolio
                                      Average    Carrying       Market      Average
                                      Yield        Value        Value        Yield
                                      -----        -----        -----       -----
Mortgage-backed and
 investment securities held
 to maturity:
  GNMA certificates...........       6.71%    $    302       $     308      6.74%
  Freddie Mac certificates....       6.08%       3,921           3,909      6.10%
  FNMA certificates...........       6.27%       7,204           7,146      6.27%
  Collateralized mortgage
    obligations...............       7.25%          55              52      7.25%
  FHLB Stock..................       5.87%         259             259      5.87%
  Municipal bonds.............       8.25%         187             195      8.25%
    Total.....................       6.25%      11,928          11,869      6.12%

Mortgage-backed and investment
securities available for sale:
  GNMA certificates...........       6.99%         466             466      6.99%
  Freddie Mac certificates....       6.40%       1,805           1,805      6.40%
  FNMA certificates...........       6.46%       2,387           2,387      6.47%
 SBA certificates.............       6.13%         820             820      6.13%
    Total.....................       6.43%    $  5,478       $   5,478      6.44%

         The Association's investment securities portfolio at December 31, 1997, contained $186,994 of tax exempt securities and no securities of any issuer with an aggregate book value in excess of 10% of the Association's retained earnings, excluding those issued by the U.S. government, or its agencies.

Sources of Funds

         General. The Association's primary sources of funds are deposits, receipt of principal and interest on loans and securities, interest-earning deposits with other banks, FHLB advances, and other funds provided from operations.

         FHLB advances are used to support lending activities and to assist in the Association's asset/liability management strategy. See "- Asset/Liability Management." Typically, the Association does not use other forms of borrowings. At December 31, 1997, the Association had $0 in FHLB advances.

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

         The Association has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. The Association endeavors to manage the pricing of its deposits in keeping with its profitability objectives giving consideration to its asset/liability management. Notwithstanding the foregoing, a significant percentage of the Association's deposits are for terms of less than one year. At December 31, 1997, $17.8 million or 62.0% of the Association's deposits were in certificates of deposits with terms of 11 months or less. The Association believes that upon maturity most of these deposits will remain at the Association. The ability of the Association to attract and maintain savings accounts and certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

Savings Portfolio

         Deposits in the Association as of December 31, 1997, were represented by the various types of deposit programs described below.


     Weighted
      Average                                                                                    Percentage
     Interest          Minimum               Checking and             Minimum                     of Total
       Rate             Term                  Savings                 Amount        Balances      Savings
       ----             ----                  -------                 ------        --------      -------
                                           (In thousands)
       0.00%      None                Non interest-bearing demand     $  5,000      $    912          3.18%
       2.08       None                Passbook accounts                     50         2,584          9.02
       2.38       None                Money market                       2,500           722          2.52
       2.06       None                NOW accounts                         100         3,774         13.17

                                      Certificates of Deposit

       5.14%      1-5  months         Fixed term, fixed rate             2,500        10,519         36.71%
       5.60       6-11 months         Fixed term, fixed rate             2,500         7,323         25.55
       5.74       12-17 months        Fixed term, fixed rate             1,000         1,775          6.19
       5.82       18-23 months        Fixed term, fixed rate             1,000           338          1.18
       6.40       24-29 months        Fixed term, fixed rate             1,000           427          1.49
       5.89       30-35 months        Fixed term, fixed rate             1,000           128          0.45
       5.92       36-47 months        Fixed term, fixed rate             1,000            82          0.29
       0.00       48-53 months        Fixed term, fixed rate             1,000             0          0.00
       6.00       54-59 months        Fixed term, fixed rate             1,000            72          0.25
                  60 months
       6.00       or greater          Fixed term, fixed rate             1,000            --            --
                                                                                    --------     ---------
                                                                                      28,656        100.00%
                                                                                    ========     =========

Deposit Activity

     The following table sets forth the deposit activities of the Association for the periods indicated:

                                                                   Year Ended December 31,
                                                         ------------------------------------------
                                                            1997             1996            1995
                                                         -----------    -----------      ----------
                                                                       (In Thousands)

Deposits, beginning of period.........................   $   25,750     $   26,583       $   24,523
Deposits..............................................       64,833         55,778           57,787
Withdrawals...........................................      (63,138)       (57,752)         (56,808)
                                                         -----------    -----------      ----------
  Net increase (decrease) before
    interest credited.................................        1,695         (1,974)             979
Interest credited.....................................        1,211          1,141            1,081
                                                         ----------     ----------       ----------
   Net increase (decrease) in deposits................        2,906           (833)           2,060
                                                         ----------     -----------      ----------
Deposits, end of period...............................   $   28,656     $   25,750       $   26,583
                                                         ==========     ==========       ==========

Deposit Flow

         The following table sets forth the change in dollar amount of savings deposits in the various types of savings accounts offered by the Association between the dates indicated.

                                                                        At December 31,
                           -------------------------------------------------------------------------------------------
                                          1997                               1996                            1995
                           --------------------------------     -------------------------------    -------------------
                            Balance  Percent       Change        Balance  Percent       Change      Balance    Percent
                                                        (Dollars  in  Thousands)

Non interest-bearing demand $  912      3.18%     $    456      $   456      1.77%     $    125    $   331      1.25%
NOW Accounts.............    3,774     13.17           552        3,222     12.51           249      2,973     11.18
Passbook savings.........    2,584      9.02          (174)       2,758     10.71          (156)     2,914     10.96
Money market deposit
  accounts...............      722      2.52          (111)         833      3.24          (174)     1,007      3.79
Time deposits:
  which mature
  within 12 months.......   17,842     62.26         2,894       14,948     58.05        (1,122)    16,070     60.45
  within 12-24 months....    2,113      7.37        (1,130)       3,249     12.62           659      2,590      9.74
  beyond 24 months.......      709      2.48           425          284      1.10          (414)       698      2.64
                            ------     -----      --------      -------     -----      ---------   -------    ------
         Total...........   $28,656    100.00%    $  2,906      $25.750     100.00%    $   (833)   $26,583    100.00%
                            =======    ======     ========      =======     ======     =========   =======    ======

         The  following  table   indicates  the  amount  of  the   Association's
certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 1997.

                                                              Certificates
                                                              of Deposits
                                                              -----------
                                                             (In thousands)
     Three months or less..................................   $     982
     Over three through six months.........................         614
     Over six through twelve months........................         647
     Over twelve months....................................         422
                                                              ---------
         Total.............................................   $   2,665
                                                              =========

     Time Deposits by Rates

         The following table sets forth the time deposits in the Association classified by rates as of the dates indicated.

                                                  December 31,
                                  -------------------------------------------
                                     1997            1996              1995
                                  ---------        --------          --------
                                                (In Thousands)
     3.99% or Less............... $      --        $      5          $    172
     4.00 - 5.99%................    16,919          18,409            17,180
     6.00 - 7.99%................     3,627              --             1,961
     8.00 - 9.99%................       118              67                45
                                  ---------        --------          --------
                                  $  20,664        $ 18,481          $ 19,358
                                  =========        ========          ========

Time Deposit Maturity Schedule

     The following table sets forth the amount and maturities of time deposits at December 31, 1997.

                                                               Amount Due
                          ------------------------------------------------------------------------------------
                          Less Than        1-2         2-3         3-4         4-5         After
                             1 Year       Years       Years       Years       Years       5 Years        Total
                           ---------      -----       -----      -------     -------      -------     --------
                                                             (In Thousands)
     Rate
     4.00 - 5.99%........  $ 15,424     $ 1,163      $  177      $   82      $    72          --       $ 16,919
     6.00 - 7.99%........     2,418         917         293          --           --          --          3,628
     8.00 - 9.99%........        --          33          85          --           --          --            118
                           --------     -------      ------      ------      -------      ------       --------
                           $ 17,842     $ 2,113      $  555      $   82      $    72          --       $ 20,664
                           ========     =======      ======      ======      =======      ======       ========

         Borrowings. First Federal's borrowings historically have consisted of advances from the FHLB of Dallas. Such advances may be made pursuant to different credit programs, each of which has its own interest rate and range of maturities. Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory collateral requirements. At December 31, 1997, the Association had $0 million in advances from the FHLB. The Association has the ability to purchase additional capital stock from the FHLB. For additional information regarding the term to maturity and average rate paid on FHLB advances, see Note 10 of the Notes to Financial Statements.

         The following table sets forth the maximum month-end balance and average balance of FHLB advances.

                                              Year Ended December 31,
                                   ---------------------------------------
                                      1997          1996              1995
                                      ----          ----              ----
                                              (In Thousands)
FHLB advances
    Maximum balance.............  $  2,000       $  1,500          $  --
    Average balance.............  $    282       $    175          $   62


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

Federal Regulation of Savings Associations

         The OTS has extensive authority over the operations of savings associations. As part of this authority, the Association is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of the Association were as of March 1997. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Association to provide for higher general or specific loan loss reserves.

         All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets. The Association's OTS assessment for the fiscal year ended December 31, 1997, was approximately $10,800.

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

         The FDIC's deposit insurance premiums for SAIF-insured institutions are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of core capital to risk-weighted assets of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy would pay the lowest premium while institutions that are less than adequately capitalized (i.e., a core capital or core capital to risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern would pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

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

         The legislation further provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. Several bills have been introduced in Congress that would eliminate the federal thrift charter and OTS. The bills would require that all federal savings associations convert to national banks or state depository institutions by specified dates and would treat all state savings associations as state banks for purposes of federal banking laws. Subject to a narrow grandfathering, all savings and loan holding companies would become subject to the same regulation as bank holding companies under the pending legislative proposals. Under such proposals, any lawful activity in which a savings association participates would be permitted for up to two years following the effective date of its conversion to the new charter, with two additional one-year extensions which may be granted as the discretion of the regulator. The legislative proposals would also abolish the OTS and transfer its functions to the federal bank regulators with respect to the institutions and to the Federal Reserve Board with respect to the regulation of holding companies. The Association is unable to predict whether the legislation will be enacted or, given such uncertainty, determine the extent to which the legislation, if enacted, would affect its business. The Association is also unable to predict whether the SAIF and BIF funds will eventually be merged.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. Further, the valuation allowance applicable to the write-down of investments and mortgage-backed securities in accordance with SFAS No. 115 is excluded from the regulatory capital calculation. At December 31, 1997, the Association had no intangible assets and an unrealized loss on investment securities available for sale net of tax of $2,284.

         At December 31, 1997, the Association had tangible capital of $3.6 million, or 11.2% of adjusted total assets, which is approximately $3.2 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital of at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At December 31, 1997, the Association had no intangible assets which were subject to these tests.

         At December 31, 1997, the Association had core capital equal to $3.6 million, or 11.2% of adjusted total assets, which is $2.7 million above the minimum leverage ratio requirement of 3% as in effect on that date.

          The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 1997, the Association had no capital instruments that qualify as supplementary capital and $178,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. The Association had exclusions from capital and assets at December 31, 1997 of $18,500.

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

         On December 31, 1997, the Association had total capital of $3.6 million (including $3.6 million in core capital and $178,000 in qualifying supplementary capital) and risk-weighted assets of $14.1 million (including $0 in converted off-balance sheet assets); or total capital of 26.9% of risk-weighted assets. This amount was 18.9% above the 8% requirement in effect on that date.

         OTS regulations also authorize the OTS to require a depository institution to maintain additional total capital to account for concentration of credit risk or risks arising from non-traditional activities.

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

         Tier 3 associations (which are associations that do not meet current minimum capital requirements) that propose to make any capital distribution and Tier 2 associations that propose to make a capital distribution in excess of the noted safe harbor level must obtain OTS approval prior to making such distribution. Tier 2 associations proposing to make a capital distribution within the safe harbor provisions and Tier 1 associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. As a subsidiary of the Holding Company, the Association will also be required to give the OTS 30 days' notice prior to declaring any dividend on its stock. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. See "Regulatory Capital Requirements."

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

         In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At December 31, 1997, the Association was in compliance with both requirements, with an overall liquid asset ratio of 8.2% and a short-term liquid assets ratio of 8.0%.

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

Qualified Thrift Lender Test

         All savings associations, including the Association, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing related loans and investments. At December 31, 1997, the Association complied with the QTL requirement.

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

Federal Reserve System

         The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1997, the Association was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

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

         As a member, the Association is required to purchase and maintain stock in the FHLB of Dallas. At December 31, 1997, the Association had $259,300 of FHLB stock, which was in compliance with this requirement. In past years, the Association has received substantial dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged 5.0% and were 5.96% for the year ended December 31, 1997. No assurance can be given that such dividends will continue in the future at such levels.

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

         Under recently enacted legislation, the percentage of taxable income method has been repealed for years beginning after December 31, 1995, and "large" associations, i.e., the quarterly average of the association's total assets or of the consolidated group of which it is a member, exceeds $500 million for the year, may no longer be entitled to use the experience method of computing additions to their bad debt reserve. A "large" association must use the direct write-off method for deducting bad debts, under which charge-offs are deducted and recoveries are taken into taxable income as incurred. If the Association is not a "large" association, the Association will continue to be permitted to use the experience method. The Association will be required to recapture (i.e., take into income) over a six-year period its applicable excess reserves, i.e, the balance of its reserves for losses on qualifying loans and nonqualifying loans, as of the close of the last tax year beginning before January 1, 1996, over the greater of (a) the balance of such reserves as of

December 31, 1987 (pre-1988 reserves) or (b) in the case of a bank which is not a "large" association, an amount that would have been the balance of such reserves as of the close of the last tax year beginning before January 1, 1996, had the bank always computed the additions to its reserves using the experience method. Postponement of the recapture is possible for a two-year period if an association meets a minimum level of mortgage lending for 1996 and 1997. As of December 31, 1997, the Association's bad debt reserve subject to recapture over a six-year period totaled approximately $123,000.

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

         To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the Association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax
consequences,   be  utilized  for  the  payment  of  cash   dividends  or  other
distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of December 31, 1997, the Association's excess for tax purposes totaled approximately $368,000.

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

         The Association was audited by the IRS in 1997 with respect to federal income tax returns. The audit did not result in material changes that affected the financial condition of the Association.

         State Taxation. The Louisiana Corporation Income Tax Act provides for an exemption from the Louisiana Corporation Income Tax for mutual savings banks and for banking corporations, which includes stock association (e.g., the Association). However, this exemption does not extend to non-banking entities such as the Company. The non-banking subsidiaries of the Association (as well as the Company) are subject to the Louisiana Corporate Income Tax based on their Louisiana taxable income, as well as franchise taxes. The Louisiana Corporation Income Tax applies at graduated rates from 4% upon the first $25,000 of Louisiana taxable income to 8% on all Louisiana taxable income in excess of $200,000. For these purposes, "Louisiana taxable income" means net income which is earned within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law including a federal income tax deduction and an allowance for net operating losses, if any. In addition, the Association is subject to the Louisiana Shares Tax which is imposed on the assessed value of the Association's stock. The formula for deriving the assessed value is to calculate 15% of the sum of (i) 20% of a corporation's capitalized earnings, plus (ii) 80% of a corporation's taxable stockholders' equity, and to subtract from that amount 50% of a corporation's real and personal property assessment. Other various items may also be subtracted in calculating a corporation's capitalized earnings.

         Delaware Taxation. As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware.

Employees

         At December 31, 1997, the Association had a total of 15 full-time and 3 part-time employees. The Association's employees are not represented by any collective bargaining group. Management considers its employee relations to be excellent.

Executive Officers of the Association and the Company Who Are Not Directors

         Betty Jean Parker. Mrs. Parker, age 53, is the Treasurer and Chief Financial Officer of the Association. Until June 1996, Mrs. Parker was also Corporate Secretary of the Association. Mrs. Parker is responsible for the supervision of the accounting department and reporting to the regulatory authorities.

Item 2.  Description of Property

         The Company conducts its business through two offices, located in Oakdale, Louisiana and Oberlin, Louisiana in Allen Parish. The following table sets forth information relating to the Association's office as of December 31, 1997. The total net book value of the Company's premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at December 31, 1997 was approximately $262,000.

                                                       Total
                                                    Approximate
                                       Year            Square          Net Book Value at
      Location                        Opened           Footage         December 31, 1997
      --------                        ------           -------         -----------------

Main Office:                           1975             4,100              $262,000
222 South 10th Street
Oakdale, Louisiana

Loan Production Office:                1997             1,000                    --
215 Sixth Avenue
Oberlin, Louisiana  70655


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

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

         Pages 48 to 49 of the attached 1997 Annual Report to Shareholders is herein incorporated by reference.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Pages 6 to 16 of the attached 1997 Annual Report to Shareholders are herein incorporated by reference.

Item 7.  Financial Statements

         Pages 17 to 47 of the attached 1997 Annual Report to Shareholders are herein incorporated by reference.

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

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

         Information concerning Directors of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on April 30, 1998.

Item 10.  Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on April 30, 1998.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on April 30, 1998.

Item 12.  Certain Relationships and Related Transactions

         Information   concerning  certain  relationships  and  transactions  is
incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on April 30, 1998.

Item 13.  Exhibits List and Reports on Form 8-K

         (a) (1)  Financial Statements:

         The following information appearing in the Registrant's Annual Report to Shareholders for the year ended December 31, 1997, is incorporated by reference in this Form 10-KSB Annual Report as Exhibit 13.

                                                                                         Page in
                                                                                          Annual
               Annual Report Section                                                     Report
               ---------------------                                                     ------
Report of Independent Auditors........................................................     17

Consolidated Statements of Financial Condition at December 31, 1997 and 1996..........     18

Consolidated Statements of Income for the Years ended December 31, 1997 and 1996......     19

Consolidated Statements of Stockholders' Equity for the Years ended
   December 31, 1997 and 1996.........................................................     20

Consolidated Statements of Cash Flows for the Years ended December 31, 1997 and 1996..    21-22

Notes to Consolidated Financial Statements............................................    23-47

         (a)(2)  Financial   Statement   Schedules  -  All  financial  statement
schedules have been omitted as the information is either inapplicable or not required under the related instructions.

         (a)(3) Exhibits - The following exhibits are either filed or attached as part of this report or are incorporated herein by reference.

                                                                                    Reference to
Regulation                                                                        Prior Filing or
S-B Exhibit                                                                        Exhibit Number
  Number                                 Document                                 Attached Hereto
  ------                                 --------                                 ---------------
2                      Plan of acquisition, reorganization,                             None
                       arrangement, liquidation or succession

3                      Certificate of Incorporation and Bylaws                           *

4                      Instruments defining the rights of                                *
                       security holders, including indentures

9                      Voting trust agreement                                           None

10.1                   Employment Agreement with Charles L. Galligan                     *


                       Employment Agreement with Betty Jean Parker                       *
10.2

10.3                   Employee Stock Ownership Plan                                     *

10.4                   Proposed 1998 Stock Option and Incentive Plan                    10.4

10.5                   Proposed Recognition and Retention Plan                          10.5

11                     Statement re: computation of per                                 None
                         share earnings

12                     Statement re: computation or ratios                          Not required

                                                                                    Reference to
Regulation                                                                        Prior Filing or
S-B Exhibit                                                                        Exhibit Number
  Number                                 Document                                 Attached Hereto
  ------                                 --------                                 ---------------
13                     Annual Report to Security Holders                                 13

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

-------------------

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIRST ALLEN PARISH BANCORP, INC.


Date: March 27, 1998                     By:  /s/ Charles L. Galligan
                                              -----------------------
                                              Charles L. Galligan, President and
                                                Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   /s/ Charles L. Galligan                 By:   /s/ Betty Jean Parker
      -----------------------                       ---------------------
      Charles L. Galligan, President and            Betty Jean Parker, Treasurer
        Chief Executive Officer                     (Principal Financial and
      (Principal Executive Officer)                 Accounting Officer)

Date: March 27, 1998                          Date: March 27, 1998


By:   /s/ Dr. James D. Sandefur               By:   /s/ Jesse Boyd, Jr.
      -------------------------                     -------------------
      Dr. James D. Sandefur, Chairman               Jesse Boyd, Jr., Director


Date: March 27, 1998                          Date: March 27, 1998


By:   /s/ James E. Riley                      By:   /s/ J. C. Smith
      ------------------                            ----------------
      James E. Riley, Director                      J. C. Smith,  Director

Date: March 27, 1998                          Date: March 27, 1998


By:   /s/ Leslie A. Smith
      -------------------
      Leslie A. Smith, Director

Date: March 27, 1998

                                Index to Exhibits


Exhibit 10.4                Proposed 1998 Stock Option and Incentive Plan
Exhibit 10.5                Proposed Recognition and Retention Plan
Exhibit 13                  1997 Annual Report to Stockholders
Exhibit 21                  Subsidiaries of the Registrant
Exhibit 27                  Financial Data Schedule