Form 10QSB
period 1998-06-30
FIRST ALLEN PARISH BANCORP INC
filed 1998-08-12
CIK 1017309

              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


                        FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

                            OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE
     SECURITIES EXCHANGE AT OF 1934

     For the transition period from____________ to____________


                 Commission File Number 0-21165

                 FIRST ALLEN PARISH BANCORP, INC.
                 --------------------------------
      (Exact name of Registrant as specified in its Charter)

          Delaware                             72-1331593
      -------------------------------      ----------------------
      (State or other jurisdiction of       (I.R.S. Employer
      incorporation or organization)       Identification Number)


      222 South Tenth Street - Oakdale, Louisiana         71463
      -------------------------------------------       -------
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

     YES (X)          NO ( )

Indicate the number of shares outstanding of each of the issuer's common stock as of the latest practicable date.

Class                                Outstanding at June 30, 1998
---------------------------          ----------------------------
Common Stock, .01 par value                               264,506

     FIRST ALLEN PARISH BANCORP, INC.

     TABLE OF CONTENTS

     Page
Part I - FINANCIAL INFORMATION

  Item 1:  Financial Statements

            Consolidated statements of financial condition  3

            Consolidated statements of income               4-5

            Consolidated statements of cash flows           6-9

            Notes to consolidated financial statements      10-12

  Item 2:  Management's Discussion and Analysis of
             Financial Condition and Results of Operations  13-18

Part II - OTHER INFORMATION                                 19

             Signatures                                     20

         FIRST ALLEN PARISH BANCORP, INC. AND SUBSIDIARY
          Consolidated Statements of Financial Condition
          June 30, 1998 and December 31, 1997

                             June 30, 1998
                             (Unaudited)     December 31, 1997
                             -------------   -----------------
                         ASSETS
Cash and cash equivalents
  Interest-bearing             $ 1,777,860     $ 1,297,774
  Non-interest bearing             130,935         586,468
Mortgage-backed and related
  securities-held-to-maturity   11,891,872      11,668,946
Mortgage-backed and related
  securities-available-for-sale,
  estimated market value         5,330,359       5,478,291
Loans receivable, net           13,924,373      13,645,908
Accrued interest receivable        245,924         229,363
Other receivables                  103,570          62,895
Federal Home Loan Bank stock,      259,300         259,300
  at cost
Premises and equipment, at cost,
 less accumulated  depreciation    362,131         262,447
Other assets                       101,948          27,795
                                 ---------      ----------
    Total assets               $34,128,272     $33,519,187
                                ===========    ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Deposits                     $29,056,329     $28,656,542
  Advances by borrowers for taxes
   and insurance                    29,471          23,212
  Federal income taxes:
   Current                          79,510          54,956
   Deferred                        139,053         135,398
  Accrued liabilities               37,851          27,620
  Dividends Payable                 39,676          39,676
  Deferred income                   46,292          47,065
                                ----------      ----------
       Total liabilities        29,428,182      28,984,469

STOCKHOLDERS' EQUITY
  Serial preferred stock (.01 par value,
   100,000 shares authorized, none
   issued or outstanding)
  Common stock (.01 par value, 900,000
   shares authorized, 264,506 shares
   issued and outstanding)           2,666           2,645
  Additional paid-in capital     2,380,038       2,314,066
  Retained earnings (substantially
   restricted)                   2,469,075       2,405,441
  Unrealized gain(loss) on securities
   available-for-sale               22,881          (2,284)
  Unearned employee stock         (174,570)       (185,150)
   ownership plan
                               -----------      -----------
     Total stockholders' equity  4,700,090        4,534,718
                               -----------      -----------
      Total liabilities and
        stockholder' equity    $34,128,272      $33,519,187
                               ===========      ===========
See accompanying notes to consolidated financial statements.
/TABLE

          FIRST ALLEN PARISH BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statements of Income
          For the three months ended June 30, 1998 and 1997
                              (Unaudited)

                                   1998           1997
                               ------------     ------------
INTEREST INCOME
  Loans receivable:
    First mortgage loans            $228,154        $207,230
    Consumer and other loans          83,392          74,218
  Mortgage-backed and related        277,351         265,793
    securities
  Other interest earning assets       22,472          25,651
                                    --------        --------
      Total interest income          611,369         572,892
                                    --------        --------

INTEREST EXPENSE
  Deposits                           309,287         302,849
  Borrowed funds                       4,079           4,197
                                    --------        --------
Total interest expense         313,366         307,046
                                    --------        --------
      Net interest income            298,003         265,846

PROVISION (RECOVERY) LOAN LOSSES                       2,644
                                    --------        --------
      Net interest income after
           provision (recovery)
              from loan losses       298,003         268,490
                                    --------        --------
NONINTEREST INCOME
  Service charges on deposits         61,884          45,355
  Insurance commissions earned         2,317             254
  Loan origination and servicing fees  6,901           9,047
  Net other real estate expenses                        (151)
  Gain on foreclosed real estate                          98
  Other operating revenues             3,959           8,520
                                    --------        --------
      Total noninterest income        75,061          63,123
                                    --------        --------

NONINTEREST EXPENSES
  Compensation and employee benefits 163,962         103,320
  Occupancy and equipment expenses    17,134          18,762
  SAIF deposit insurance premiums      4,397           4,209
  Stationery and printing             21,927          14,142
  Data processing                     26,118          14,148
  Other expenses                      58,720          49,634
                                    --------         -------
      Total noninterest expenses     292,253         204,215
                                    --------        --------

Income before income taxes            80,811         127,398
INCOME TAX EXPENSE                    46,771          42,187
                                    --------        --------
      NET INCOME                     $34,040        $ 85,211
                                    ========        ========
Net earnings per common share:
  Primary and fully diluted          $0.14           $0.35
Weighted average number of shares   ========        ========
    outstanding
Primary and fully diluted            245,463         244,404
/TABLE

          FIRST ALLEN PARISH BANCORP, INC. AND SUBSIDIARY
                Consolidated Statements of Income
          For the six months ended June 30, 1998 and 1997
                              (Unaudited)

                                   1998            1997
                               ------------     -----------
INTEREST INCOME
  Loans receivable:
    First mortgage loans           $462,029        $436,315
    Consumer and other loans        157,819         121,596
  Mortgage-backed and related
      securities                    538,525         528,012
  Other interest earning assets      42,193          48,001
                                  ---------       ---------
      Total interest income       1,200,566       1,133,924
                                  ---------       ---------
INTEREST EXPENSE
  Deposits                          616,473         579,983
  Borrowed funds                      6,602          19,733
                                  ---------       ---------
     Total interest expense         623,075         599,716
                                  ---------       ---------
     Net interest income            577,491         534,208
PROVISION (RECOVERY) LOAN LOSSES                      1,424
                                  ---------       ---------

          Net interest income after
               provision recovery)
                 from loan losses   577,491         535,632
                                  ---------       ---------
NONINTEREST INCOME
  Service charges on deposits       111,180          94,068
  Insurance commissions earned        3,569           2,969
  Loan origination and servicing
         fees                        16,303          18,062
  Net other real estate expenses       (420)           (363)
  Gain on foreclosed real estate                        201
  Other operating revenues           10,274          12,694
                                  ---------       ---------
     Total noninterest income       140,906         127,631
                                  ---------       ---------
NONINTEREST EXPENSES
  Compensation and employee
     benefits                       278,677         202,101
  Occupancy and equipment expenses   35,821          34,319
  SAIF deposit insurance premiums     8,799           8,470
  Stationery and printing            38,441          27,385
  Data processing                    42,989          29,511
  Other expenses                    127,204         114,772
                                  ---------       ---------
     Total noninterest expenses     531,931         416,558
                                  ---------       ---------
      Income before income taxes    186,466         246,705
INCOME TAX EXPENSE                   83,156          83,887
                                  ---------       ---------
     NET INCOME                    $103,310       $ 162,818
                                  =========       =========
Net earnings per common share:
  Primary and fully diluted        $0.42          $0.67
Weighted average number of shares
 outstanding                      =========       =========
  Primary and fully diluted         245,463         244,404
/TABLE

          FIRST ALLEN PARISH BANCORP, INC. AND SUBSIDIARY
               Consolidated Statements of Cash Flows
          For the three months ended June 30, 1998 and 1997
                              (Unaudited)


                                        1998           1997
                                     -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                             $ 34,040       $ 85,211

  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation of premises
         and equipment                     9,066          8,962
      Provision for loan losses                          (2,644)
      Gain on sale of foreclosed real estate                (98)
      Premium amortization net of
         discount accretion               (6,888)       (11,288)
      Deferred income taxes                7,553          1,401
      Stock dividend on FHLB Stock        (3,700)        (3,877)
      Changes in assets and liabilities
        Increase in accrued
          interest receivable            (24,550)          (572)
        Decrease in other receivable     116,493
        (Increase) decrease in other
          assets                          45,778        (29,161)

        Increase (decrease) in accrued
          liabilities                      1,318        (25,839)
        Increase in current
          income taxes payable            41,172          8,644
        Decrease in deferred
          income                          (1,591)        (1,400)
                                         -------        -------
               Total adjustments         184,651        (55,872)

            Net cash provided (used) by
              operating activities       218,691         29,339
                                         -------         ------
CASH FLOWS FROM INVESTING ACTIVITIES

  Net decrease (increase) in mortgage-
          backed and related securities   49,850        (80,035)
  Sale of investment securities                           3,677

  Net increase in loans made to
          customers                     (113,674)      (465,433)
  Purchase of property and equipment     (48,542)        (4,821)
                                         -------        -------
          Net cash used by
              investing activities       (12,366)      (546,612)
                                         -------        -------
                                                    (continued)
  See accompanying notes to consolidated financial statements.


          FIRST ALLEN PARISH BANCORP, INC. AND SUBSIDIARY
          Consolidated Statements of Cash Flows (continued)
          For the three months ended June 30, 1998 and 1997
                                   (Unaudited)

                                       1998        1997
                                   ------------ ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net (increase) in demand deposits, NOW
    accounts, passbook savings accounts,
    and certificates of deposits        227,901      916,808
 Net (increase) in advances by
    borrowers for taxes and insurance     2,459       (3,774)
                                      ---------    ---------
             Net cash provided by
               financing activities     230,360      913,034
                                      ---------    ---------


             Net increase in cash and
               cash equivalents         436,685       395,761

CASH AND CASH EQUIVALENTS,
     beginning of period              1,472,110     1,847,270
                                      ---------     ---------

CASH AND CASH EQUIVALENTS,
     end of period                   $1,908,795    $2,243,031

                                     ==========    ==========


Supplemental Disclosures

  Cash paid for:
     Interest on deposits, advances,
          and other borrowings        $ 310,498     $ 307,357

    Income taxes                         39,748        40,649

    Change in unrealized gain (loss)
          on securities available
               for sale                 (10,472)       (8,429)




See accompanying notes to consolidated financial statements.

          FIRST ALLEN PARISH BANCORP, INC. AND SUBSIDIARY
               Consolidated Statements of Cash Flows
          For the six months ended June 30, 1998 and 1997
                              (Unaudited)


                                     1998           1997
                                 ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                        $ 103,310      $ 162,818

  Adjustments to reconcile net
     income to net cash provided
        by operating activities:
       Depreciation of premises
        and equipment                  19,159         17,925
      Provision for loan losses                       (1,424)
      Gain on sale of foreclosed
        real estate                                     (201)
      Premium amortization net of
        discount accretion              4,568          2,616
      Deferred income taxes             5,599          5,420
      Stock dividend on FHLB Stock     (7,400)        (7,477)
      Changes in assets and liabilities
        (Increase) decrease in accrued
          interest receivable         (16,561)           983
        Increase in other receivables (40,675)

        (Increase) decrease in other
          assets                        6,673         (65,994)
        Decrease in advance payable,
          Federal Home Loan Bank                   (1,200,000)
        Increase(decrease) in accrued
          liabilities                  10,321         (26,351)
        Increase  in current
          income taxes payable         24,554          39,424
        Decrease) in deferred
          income                         (773)           (462)
                                    ---------       ---------
               Total adjustments        5,465      (1,235,541)

               Net cash provided
                 (used) by operating
                     activities       108,775      (1,072,723)
                                    ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net decrease (increase) in mortgage-
        backed and related securities (74,994)        294,263
  Sale of investment securities         3,700           7,377
  Net increase in loans made to
        customers                    (300,132)       (943,308)
  Purchase of property and equipment (118,842)        (11,611)
                                    ---------       ---------

            Net cash used by
              investing activities   (490,268)       (653,279)
                                    ---------       ---------
                                                  (continued)
 See accompanying notes to consolidated financial statements.


         FIRST ALLEN PARISH BANCORP, INC. AND SUBSIDIARY
        Consolidated Statements of Cash Flows (continued)
         For the six months ended June 30, 1998 and 1997
                            (Unaudited)

                                        1998           1997
                                     ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand deposits, NOW
    accounts, passbook savings accounts,
    and certificates of deposits        399,787      2,496,310
 Net increase (decrease) in advances by
    borrowers for taxes and insurance     6,259         (1,582)
                                      ---------      ---------
             Net cash provided by
               financing activities     406,046      2,494,728
                                      ---------      ---------


             Net increase in cash and
               cash equivalents          24,553        768,726

CASH AND CASH EQUIVALENTS, beginning
     of period                        1,884,242      1,474,305
                                      ---------      ---------
CASH AND CASH EQUIVALENTS, end
     of period                       $1,908,795     $2,243,031
                                    ===========     ==========






Supplemental Disclosures

  Cash paid for:
    Interest on deposits, advances,
       and other borrowings           $ 616,075      $ 599,716

    Income taxes                         78,087         40,649

    Change in unrealized gain (loss)
       on securities available for sale   8,851           (611)




See accompanying notes to consolidated financial statements.

     FIRST ALLEN PARISH BANCORP, INC. AND SUBSIDIARY
     Notes to Consolidated Financial Statements
     (Unaudited)


(1)  First Allen Parish Bancorp, Inc.
     --------------------------------

          First Allen Parish Bancorp, Inc. (the "Corporation") was incorporated under the laws of the State of Delaware for the purpose of becoming the savings and loan holding company of First Federal Savings and Loan Association of Allen
     Parish   (the "Association")    in   connection  with   the
     Association's conversion from a federally chartered mutual savings association to a federally chartered stock savings association, pursuant to its Plan of Conversion. On August 9, 1996, the Corporation commenced a Subscription and
     Community  Offering  of  its shares in connection  with  the
     conversion  of  the  Association  ( the  "Offering" ).   The
     Offering was consummated and the Corporation acquired the Association on September 27, 1996. It should be noted that the Corporation had no assets prior to the conversion and acquisition on September 27, 1996.

          The accompanying consolidated financial statements as of and for the three months ended and six months ended June
     30, 1998, include the accounts of the Corporation and the Association.

(2)  Stock Plans
     -----------

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

        Stock Option and Incentive Plan
        -------------------------------

          On, April 30, 1998, the Shareholders of First Allen Parish Bancorp, Inc. approved the Stock Option and Incentive Plan. The Stock Option and Incentive Plan provides for awards of Stock Options, stock appreciation rights and limited stock appreciation rights. Each award shall be on such terms and conditions, consistent with the Stock Option and Incentive Plan and applicable OTS Regulations, as the committee administering the Stock Option and Incentive Plan may determine. Stock options were approved for the Chief Executive Officer, 6613 units; one person in the executive group, 2645 units; and five persons on the non-executive director group, 13,225 units; a total of 22,483 shares of the Corporation's common stock are reserved for issuance by the corporation under the Stock Option and Incentive Plan. The Corporation may determine to reacquire shares in the open market for purposes of fulfilling it's obligations under the Stock Option and Incentive Plan, or may alternatively issue additional shares for this purpose.

               FIRST ALLEN PARISH BANCORP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                (Unaudited)

     Recognition and Retention Plan
     ------------------------------

          On April 30, 1998, the Shareholders of First Allen Parish Bancorp, Inc. approved the Recognition and Retention Plan(RRP). The RRP provides for the awards of shares of common stock to five non-employee directors and one employee director that were eligible at December 31, 1997 to participate under the terms and conditions approved by the RRP Committee. The RRP Committee is comprised of two non-employee directors approved by the Board of Directors of the Corporation. Stock awards were approved for the Corporations Chief Executive Officer, 2,645 shares and to the Corporation's five non-employee directors, 7,935 shares. A total of 10,580 shares of common stock will be used to fund the RRP Plan. These shares may be either authorized but unissued shares or issued shares heretofore or hereafter reacquired by the Corporation in the open market and held as Treasury Shares.


(3)  Basis of Preparation
     --------------------

          The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in the audited financial statements included in the Association's audit report for the year ended December 31, 1997, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the interim financial statements have been included. The statements of earnings for the three month and six month period ended June 30, 1998 are not necessarily indicative of the results which may be expected for the entire year.

(4)  Earnings Per Share
     ------------------

          On September 27, 1996, 264,506 shares of the Corporation's stock were issued, including 21,160 shares issued to the ESOP. In addition 22,483 shares of the Corporations common stock has been reserved for issuance by the Corporation under the Stock Option and Incentive Plan, and 10,580 shares of common stock were awarded to the Chief Executive Officer and non-employee directors under the Recognition and Retention Plan. Earnings per share amounts for the three month period and six month period ended June 30, 1998 are based upon an average of 245,463 shares. The shares issued to the Employee Stock Ownership Plan (ESOP) are not included in this computation until they are allocated to plan participants. Standards under APB-25 and FAS-123 were followed to compute average shares for the stock options and stock awards granted.

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

     First Federal Savings and Loan Association of Allen Parish was originally founded in 1962 as a federally chartered mutual savings and loan association located in Oakdale, Louisiana. On September 18, 1996, the Association members voted to convert the Association to a federal stock institution. The Association conducts its business through its main office in Oakdale,
Louisiana and a Loan Production Office(LPO) located in Oberlin, Louisiana. A full-service branch is also currently under construction to replace the LPO in Oberlin, Louisiana and the Association expects to open for operations effective October 1, 1998. Deposits are insured by the Savings Association Insurance Fund (SAIF) to the maximum allowable.

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

     Deposits of the Association are currently insured by the SAIF of the FDIC. The FDIC also maintains another insurance fund, the Bank Insurance Fund, which primarily insures commercial bank deposits. Applicable law requires that both the SAIF and BIF funds be recapitalized to a ratio of 1.25% of reserves to deposits, and the FDIC announced that the BIF reached the required reserve ratio during May 1995. The SAIF, however, was not expected to achieve that reserve ratio before 2002. Due to the disparity in reserve ratios, on November 14, 1995, the FDIC reduced annual assessments for BIF-insured institutions to the legal minimum of $2,000 while SAIF-insured institutions pay assessments at the rated of 6.4 cents per $100 of deposits.

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

     Legislation recently passed by Congress contains a provision that repealed the tax bad debt reserve available to Thrifts including the percentage of taxable income method for tax years beginning after December 31, 1995. The Association had to change to the experience method of computing is's bad debt reserve. The legislation required a Thrift to recapture the portion of its bad debt reserve that exceeds the base year reserve, defined as the tax reserve as of the last taxable year beginning after 1988. As allowed by this legislation, First Federal has deferred the recapture of this income until December 31, 1998.

Financial Condition
-------------------

     Consolidated assets of First Allen Parish Bancorp, Inc. were $34.13 million as of June 30, 1998, an increase of $61,000 as compared to December 31, 1997. At June 30, 1998, total stockholders' equity was $4.7 million, an increase of $170,000 when compared to stockholders' equity at December 31, 1997. The increase in stockholders' equity was a result of increases in unrealized gain on securities held available-for- sale and net income earned during the six months ending June 30, 1998.


     Interest-bearing and non-interest bearing deposits and investment securities increased slightly to $2.17 million at June 30, 1998 from $2.14 million at December 31, 1997. Mortgage backed securities increased $75,000 to a total of $17.2 million at June 30 , 1998, from a total of $17.1 million as of December 31, 1997.

     Loans receivable increased to $13.9 million on June 30, 1998
from  $13.6   million  on  December  31,  1997,  an  increase  of
$300,000.

     Deposits totaled $29.1 million on June 30,  1998  and  $28.7 million on December 31, 1997, an increase of $400,000.

     Other   liabilities  increased   $44,000  from  $328,000  at
December 31, 1997 to  $372,000 at June 30, 1998.

Comparison of Operating Results for the Three Months Ended June
----------------------------------------------------------------
30, 1998 and 1997
-----------------

     General. Net income decreased $51,000 or 60%, to a total of $34,000 for the three months ended June 30, 1998 from $85,000 for the three months ended June 30, 1997. This decrease was primarily due to the additional compensation expense of $51,000 recognized by the Corporation for the Recognition and Retention Plan approved by shareholders on April 30, 1998.

     Net Interest Income. Total net interest income increased $29,000 or 11% to $298,000 for the three months ended June 30, 1998 from $269,000 for the three months ended June 30, 1997. This increase was primarily the result of an increase in income earned on loans receivable and mortgage-backed securities offset by an increase in the average cost of deposits.

     Provision for Losses on Loans. The Association maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risk in the loan portfolio, the Association's past loss experience, adverse situations that may affect the borrower's ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. During the three months ended June 30, 1998 the Association experienced recoveries on loans for which reserves had previously been established. The provision and recovery of -0- and $2,644 for the three months ended June 30, 1998 and 1997, respectively were primarily due to losses and recoveries on consumer loans.

     Non-Interest Income. Non-interest income increased $12,00, or 19% to $75,000 for the three months ended June 30, 1998 from $63,000 for the three months ended June 30, 1997. This increase was due to a $17,000 increase in service charges on deposits, and a $2,000 increase in insurance commissions earned offset by a decrease of $2,000 in loan origination fees and $4,500 decrease in other operating revenues.

     Non-Interest Expense. Non-interest expense increased $88,000 or 43% to $292,000 for the three months ended June 30, 1998 from $204,000 for the three months ended June 30, 1997. This increase was primarily due to an increase of $61,000 in compensation and employee benefits, an $8,000 increase in stationery and printing, a $12,000 decrease in data processing and a $9,000 increase in other expenses.

     Income Tax Expense.  Income tax expense  increased $5,000 or
12% to a total of $47,000 for the three months ended June 30, 1998 from an income tax expense of $42,000 for the three months ended June 30, 1997.

Comparison of Operating Results for the six months ended June 30,
-----------------------------------------------------------------
1998 and 1997.
--------------

     General. Net income decreased $60,000 or 37% to $103,000 for the six months ended June 30, 1998 from $163,000 for the six months ended June 30, 1997. This decrease was primarily due to the additional compensation expense of $51,000 recognized by the Corporation for the Recognition and Retention Plan approved by the shareholders on April 30, 1998.

     Net interest Income. Net interest income increased $43,000, or 7.7% to $577,000 for the six months ended June 30, 1998 from $534,000 for the six months ended June 30, 1997.

     Provision for Losses on Loans. The Association established a provision for loan loss of -0- for the six months ended June 30, 1998 and a recovery of $1,424 for the six months ended June 30, 1997. The recoveries of $1,424 for the six months ended June 30, 1998 were due to recoveries on consumer loans.

     Non-Interest Income. Non-interest income increased $13,000 or 10.2% to $141,000 for the six months ended June 30, 1998 from $128,000 for the six months ended June 30, 1997. This increase was due to a $17,000 increase in service charges on deposits, offset by a $2,000 decrease in loan origination and servicing fees, and a $2,000 decrease in other operating revenues.

     Non-Interest Expense. Non-interest expense increased $115,000 or 27.7% to $532,000 for the six months ended June 30, 1998 from $417,000 for the six months ended June 30, 1997. This increase was due to $77,000 increase in compensation and employee benefits, an $11,000 increase in stationery and printing, a $13,000 increase in data processing and a $13,000 increase in other expenses.

     Income Tax Expenses. Income tax expense remained unchanged for the six months ended June 30, 1998 from the six months ended
June 30, 1997.

Non-Performing Assets
---------------------

     At  June  30, 1998, non-performing assets were approximately
$194,000 compared  to $126,000 on December 31, 1997.  At June 30,
1998, the Association's allowance for loan losses was 155% of non performing loans compared to 239% at December 31, 1997.

     Loans are considered non-performing when the collection of principal and/or interest is not probable, or in the event payments are more than 90 days delinquent.

Capital Resources
-----------------

     The Association is subject to three capital to asset requirements in accordance with Office of Thrift Supervision
(OTS) regulations. The following table is a summary of the Association's regulatory capital requirements versus actual capital as of June 30, 1998:

               Actual            Required          Excess
             Amount/Percent    Amount/Percent   Amount/Percent
----------------------------------------------------------------
Tangible    $3,671,000/11.01% $1,333,000/4.00% $2,338,000/ 7.01%
Core Leverage
  Capital   $3,671,000/11.01% $1,333,000/4.00% $2,333,000/ 7.01%
Risk-Based
  Capital   $3,832,000/26.73% $1,147,000/8.00% $2,685,000/18.73%

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

     The Association is required to maintain minimum levels of liquid assets as defined by regulations. The required percentage is currently five percent of net withdrawable savings deposits and borrowings payable on demand or in one year or less. The Association has maintained its liquidity ratio at levels exceeding the minimum requirement. The eligible liquidity ratios at December 31, 1997, and June 30, 1998, were 8.17% and 9.11%, respectively.

     For purposes of the cash flows, all short-term investments with a maturity of three months or less at date of purchase are considered cash equivalents. Cash and cash equivalents for the periods ended June 30, 1998 and 1997 were $1.9 million and $2.2 million respectively. The decrease was primarily due to the reduction in growth of deposits at June 30, 1998 as related to June 30, 1997.

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

                                   First Allen Parish Bancorp,
Inc.
                                   Registrant

Date: August 12, 1998              /s/Charles L. Galligan
      ---------------              ----------------------
                                   Charles L. Galligan, President
                                   and Chief Executive Officer
                                   (Duly Authorized Officer)



Date: August 12, 1998              /s/Betty Jean Parker
      ---------------              --------------------
                                   Betty J. Parker, Treasurer and
                                   Chief Financial Officer
