Form 10QSB
period 1998-09-30
FIRST ALLEN PARISH BANCORP INC
filed 1998-11-10
CIK 1017309

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
               ----------------------------------


                          FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

                              OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE
     SECURITIES EXCHANGE AT OF 1934

     For the transition period from------------to-------------


                  Commission File Number 0-21165

                 FIRST ALLEN PARISH BANCORP, INC.
----------------------------------------------------------------
     (Exact name of Registrant as specified in its Charter)


          Delaware                           72-1331593
-------------------------------      ----------------------------
(State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)            Identification Number)


222 South Tenth Street - Oakdale, Louisiana              71463
-------------------------------------------             --------
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



Class                          Outstanding at September 30, 1998
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

        FIRST ALLEN PARISH BANCORP, INC. AND SUBSIDIARY
        Consolidated Statements of Financial Condition
           September 30, 1998 and December 31, 1997

                             September 30, 1998
                                (Unaudited)     December 31, 1997
                             ------------------ -----------------
     ASSETS
Cash and cash equivalents
  Interest-bearing                  $ 938,581      $ 1,297,774
  Non-interest bearing                541,059          586,468
Mortgage-backed and related securities -
  held-to-maturity                 10,602,844       11,668,946
Mortgage-backed and related securities -
  available-for-sale, estimated market
  value                             6,613,474        5,478,291
Loans receivable, net              14,640,159       13,645,908
Accrued interest receivable           251,214          229,363
Other receivables                     136,835           62,895
Federal Home Loan Bank stock, at cost 263,200           259,300
Premises and equipment, at cost, less
 accumulated  depreciation            451,118           262,447
Other assets                           29,082            27,795
                                  -----------       -----------
    Total assets                  $34,467,566       $33,519,187
                                  ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Deposits                        $29,366,889       $28,656,542
  Advances by borrowers for taxes
   and insurance                       23,996            23,212
  Federal income taxes:
   Current                             33,981            54,956
   Deferred                           137,387           135,398
  Accrued liabilities                  45,217            27,620
  Dividends payable                                      39,676
  Deferred income                      46,313            47,065
                                  -----------       -----------
      Total liabilities            29,653,783        28,984,469
                                  -----------       -----------
STOCKHOLDERS' EQUITY
  Serial preferred stock (.01 par value,
   100,000 shares authorized, none
   issued or outstanding)                -                 -
  Common stock (.01 par value, 900,000
   shares authorized, 264,506 shares
   issued and outstanding)              2,666             2,645
  Additional paid-in capital        2,384,799         2,314,066
  Retained earnings (substantially
   restricted)                      2,575,409         2,405,441
  Unrealized gain(loss) on securities
   available-for-sale                  20,189            (2,284)
  Unearned employee stock ownership
   plan                              (169,280)         (185,150)
                                  -----------       -----------
Total stockholders' equity          4,813,783         4,534,718
                                  -----------       -----------
      Total liabilities and
         stockholders' equity     $34,467,566       $33,519,187
                                  ===========       ===========
See accompanying notes to consolidated financial statements.
/TABLE
          FIRST ALLEN PARISH BANCORP, INC. AND SUBSIDIARY
                Consolidated Statements of Income
      For the three months ended September 30, 1998 and 1997
                             (Unaudited)

                                          1998         1997
                                      ------------ ------------
INTEREST INCOME
  Loans receivable:
    First mortgage loans                  $254,153     $234,623
    Consumer and other loans                74,667       64,002
  Mortgage-backed and related securities   263,161      266,153
  Other interest earning assets             22,558       23,232
                                          --------     --------
      Total interest income                614,539      588,010
                                          --------     --------
INTEREST EXPENSE
  Deposits                                 316,413      313,049
  Borrowed funds                              -           4,135
                                          --------     --------
      Total interest expense               316,413      317,184
                                          --------     --------
      Net interest income                  298,126      270,826
PROVISION (RECOVERY) LOAN LOSSES              -          (1,336)
                                          --------     --------
     Net interest income after recovery from
        loan losses                        298,126      272,162
                                          --------     --------
NONINTEREST INCOME
  Service charges on deposits               62,854       49,082
  Insurance commissions earned               1,844        4,450
  Loan origination and servicing fees       18,692        9,705
  Net other real estate income(expenses)       579         (958)
  Gain on foreclosed real estate              -             (92)
  Other operating revenues                   3,541        6,634
                                          --------     --------
      Total noninterest income              87,510       68,821
                                          --------     --------
NONINTEREST EXPENSES
  Compensation and employee benefits       122,459      111,758
  Occupancy and equipment expenses          19,888       14,780
  SAIF deposit insurance premiums            4,341        4,279
  Stationery and printing                   16,538       10,572
  Data processing                           18,309       14,276
  Other expenses                            46,279       57,405
                                          --------     --------
      Total noninterest expenses           227,814      213,070

      Income before income taxes           157,822      127,913
                                          --------     --------
INCOME TAX EXPENSE                          51,488       44,814
                                          --------     --------
      NET INCOME                          $106,334      $83,099
                                          ========     ========
Net earnings per common share:
  Primary and fully diluted               $0.43         $0.34
Weighted average number of shares
  outstanding                             ========     ========
  Primary and fully diluted                           246,903
  244,463
See accompanying notes to consolidated financial statements.

          FIRST ALLEN PARISH BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statements of Income
       For the nine months ended September 30, 1998 and 1997
                             (Unaudited)

                                            1998         1997
                                         -----------  -----------

INTEREST INCOME
  Loans receivable:
    First mortgage loans                    $716,182    $670,938
    Consumer and other loans                 232,486     185,598
  Mortgage-backed and related securities     801,686     794,165
  Other interest earning assets               64,751      71,233
                                           ---------   ---------
      Total interest income                1,815,105   1,721,934
                                           ---------   ---------
INTEREST EXPENSE
  Deposits                                   932,886     893,032
  Borrowed funds                               6,602      23,868
                                           ---------   ---------
      Total interest expense                 939,488     916,900
                                           ---------   ---------
     Net interest income                     875,617     805,034
                                           ---------   ---------
PROVISION (RECOVERY) LOAN LOSSES                -         (2,760)
                                           ---------   ---------

     Net interest income after recovery
      from loan losses                       875,617     807,794
                                           ---------   ---------
NONINTEREST INCOME
  Service charges on deposits                174,034     143,150
  Insurance commissions earned                 5,413       7,419
  Loan origination and servicing fees         34,995      27,767
  Net other real estate income(expenses)         159      (1,321)
  Gain on foreclosed real estate                -            109
  Other operating revenues                    13,815      19,328
                                           ---------   ---------
      Total noninterest income               228,416     196,452
                                           ---------   ---------
NONINTEREST EXPENSES
  Compensation and employee benefits         401,136     313,859
  Occupancy and equipment expenses            55,709      49,099
  SAIF deposit insurance premiums             13,140      12,749
  Stationery and printing                     54,979      37,957
  Data processing                             61,298      43,787
  Other expenses                             173,483     172,177
                                           ---------   ---------
      Total noninterest expenses             759,745     629,628
                                           ---------   ---------

      Income before income taxes             344,288     374,618
INCOME TAX EXPENSE                           134,644     128,700
                                           ---------   ---------
      NET INCOME                            $209,644   $ 245,918
                                           =========   =========
Net earnings per common share:
  Primary and fully diluted                     $.85       $1.01
Weighted average number of shares
    outstanding Primary and fully diluted  =========   =========
                                             246,903     244,463
See accompanying notes to consolidated financial statements.
</TABLE

          FIRST ALLEN PARISH BANCORP, INC. AND SUBSIDIARY
               Consolidated Statements of Cash Flows
       For the three months ended September 30, 1998 and 1997
                             (Unaudited)



                                         1998          1997
                                      -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                        $ 106,334  $  83,099
                                           ---------  ---------
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation of premises and equipment   9,067      8,963
      Provision for loan losses                 -        (1,336)
      Loss on sale of foreclosed real estate    -            92
      Premium amortization net of discount
        accretion                             (1,808)    26,661
      Deferred income taxes                   (3,610)     1,890
      Stock dividend on FHLB Stock            (3,900)    (3,923)
      Compensation from stock awards          50,784       -
      Deferred compensation                    8,100      2,700
      Changes in assets and liabilities
        Increase in other receivables        (33,265)      -
        (Increase) decrease in other assets   (7,960)    41,907
        Increase in accrued liabilities        7,276     17,958
        Increase (decrease) in current
          income taxes payable               (45,529)    23,476
        Increase (decrease) in deferred
          income                                  21       (630)
                                            --------   --------
            Total adjustments                (20,824)   117,758
                                            --------   --------
            Net cash provided by
              operating activities            85,510    200,857
                                            --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net increase in mortgage-backed
    and related securities                   (27,576)   (31,300)
  Sale of investment securities                 -         3,823
  Net decrease in loans made to customers   (694,119)    (2,602)
  Purchase of property and equipment         (98,055)    (4,544)
                                            --------   --------
            Net cash used by
              investing activities          (819,750)   (34,623)
                                            --------   --------
                                                     (continued)



         FIRST ALLEN PARISH BANCORP, INC. AND SUBSIDIARY
        Consolidated Statements of Cash Flows (continued)
      For the three months ended September 30, 1998 and 1997
                             (Unaudited)

                                            1998         1997
                                         -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand deposits, NOW
    accounts, passbook savings accounts,
    and certificates of deposits            310,560     154,516
 Net decrease in advances by
    borrowers for taxes and insurance        (5,475)     (8,974)
                                         ----------  ----------

             Net cash provided by
               financing activities         305,085     145,542
                                         ----------  ----------

             Net increase(decrease) in cash
               and cash equivalents        (429,155)    311,776

CASH AND CASH EQUIVALENTS, beginning of
  period                                  1,908,795   2,243,031
                                         ----------  ----------
CASH AND CASH EQUIVALENTS, end of period $1,479,640  $2,554,807
                                         ==========  ==========


Supplemental Disclosures

  Cash paid for:
    Interest on deposits, advances, and
      other borrowings                   $  317,516  $  292,445
    Income taxes                             78,090      80,742
  Transfers from loans to real estate
    acquired through foreclosure               -         33,345
  Change in unrealized gain (loss) on
    securities available for sale            13,622       3,652




See accompanying notes to consolidated financial statements.

          FIRST ALLEN PARISH BANCORP, INC. AND SUBSIDIARY
               Consolidated Statements of Cash Flows
       For the nine months ended September 30, 1998 and 1997
                            (Unaudited)


                                         1998          1997
                                     ----------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                         $  209,644     $  245,918
                                     ----------     ----------
  Adjustments to reconcile net income to
    net cash provided by operating
       activities:
      Depreciation of premises and
        equipment                        28,226         26,888
      Provision for loan losses            -            (2,760)
      Gain on sale of foreclosed real
        estate                             -              (109)
      Premium amortization net of
        discount accretion                2,760         35,809
      Deferred income taxes               1,989          7,310
      Stock dividend on FHLB stock      (11,300)       (11,400)
        Compensation from stock awards   50,784           -
      Deferred compensation               8,100          8,100
      Changes in assets and liabilities
        Increase in other receivables   (73,940)          -
        Increase in other assets         (1,287)       (24,087)
        Decrease in advance payable,
          Federal Home Loan Bank           -        (1,200,000)
        Increase (decrease) in accrued
          liabilities                    17,597         (8,393)
        Increase (decrease) in current
          income taxes payable          (20,975)        62,900
        Decrease in deferred income        (752)        (1,092)
                                     ----------     ----------
        Total adjustments                 1,202     (1,106,834)
                                     ----------     ----------
            Net cash provided (used) by
              operating activities      210,846       (860,916)
                                     ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net decrease (increase) in mortgage-backed
    and related securities             (119,131)       252,013
  Sale of investment securities           3,700         11,200
  Net increase in loans made to
    customers                          (994,251)      (945,910)
  Purchase of property and equipment   (216,897)       (16,155)
                                     ----------     ----------

            Net cash used by
              investing activities   (1,326,579)      (698,852)
     (continued)
 See accompanying notes to consolidated financial statements.


          FIRST ALLEN PARISH BANCORP, INC. AND SUBSIDIARY
         Consolidated Statements of Cash Flows (continued)
       For the nine months ended September 30, 1998 and 1997
                            (Unaudited)

                                          1998          1997
                                       ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand deposits, NOW
    accounts, passbook savings accounts,
    and certificates of deposits          710,347     2,650,826
 Net increase (decrease) in advances by
    borrowers for taxes and insurance         784       (10,556)
                                       ----------    ----------
             Net cash provided by
               financing activities       711,131     2,640,270
                                       ----------    ----------

             Net increase (decrease) in
               cash and cash equivalents (404,602)     ,080,502

CASH AND CASH EQUIVALENTS, beginning of
   period                               1,884,242     1,474,305
                                       ----------    ----------
CASH AND CASH EQUIVALENTS, end of
   period                              $1,479,640    $2,554,807
                                       ==========    ==========


Supplemental Disclosures

  Cash paid for:
    Interest on deposits, advances,
      and other borrowings             $  933,591    $  892,161
      Income taxes                        156,177       121,391
    Transfers from loans to real estate
      acquired through foreclosure           -           33,245
    Change in unrealized gain (loss) on
      securities available for sale        22,473         3,041




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

          The accompanying consolidated financial statements as of and for the three months ended and nine months ended
     September 30, 1998, include the accounts of the Corporation and the Association.

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


(3)  Stock Option and Incentive Plan
     -------------------------------
          On April 30, 1998, the shareholders of First Allen Parish Bancorp, Inc. approved the Stock Option and Incentive Plan. The Stock Option and Incentive Plan provides for awards of stock options, stock appreciation rights and limited stock appreciation rights. Each award shall be on such terms and conditions, consistent with the Stock Option and Incentive Plan and applicable OTS Regulations, as the committee administering the Stock Option and Incentive Plan
     may determine.  Stock options were approved for   the Chief
     Executive Officer, 6613 units; one person in the executive
     group,    2645 units; and five persons on the non-executive
     director group, 13,225   units; a total of 22,483 shares of
     the Corporations's common stock are     reserved  for
     issuance by the corporation under the Stock Option and Incentive Plan. The Corporation may determine to reacquire shares in the open market for purposes of fulfilling it's
     obligations under the Stock   Option and Incentive Plan, or
     may alternatively issue additional shares for this purpose.

          FIRST ALLEN PARISH BANCORP, INC. AND SUBSIDIARY
            Notes to Consolidated financial Statements
                            (Unaudited)

(4)  Recognition and Retention Plan
     ------------------------------

          On April 30, 1998, the shareholders of First Allen Parish Bancorp, Inc. approved the Recognition and Retention Plan(RRP). The RRP provides for the awards of shares of
     common stock to five non-employee directors and   one
     employee director that were eligible at December 31, l997 to
     participate     under the terms and conditions approved by
     the RRP Committee.  The RRP   Committee is comprised of two
     non-employee directors approved by the Board of Directors of the Corporation. Stock awards were approved for the Corporation's Chief Executive Officer, 2645 shares and to
     the Corporation's   five non-employee directors, 7,935
     shares. A total of 10,580 shares of common stock will be used to fund the RRP Plan. These shares may be either authorized but unissued shares or issued shares heretofore
     or hereafter   reacquired by the Corporation in the open
     market and held as Treasury   Shares.


(5)  Basis of Preparation
     --------------------

          The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in the audited financial statements included in the Association's audit report for the year ended December 31, 1997, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the interim financial statements
     have been included.      The statements of earnings for the
     three month and nine month periods ended September 30, 1998 are not necessarily indicative of the results which may be expected for the entire year.


(6)  Earnings Per Share
     ------------------

          On September 27, 1996, 264,506 shares of the
     Corporation's stock were issued, including 21,160 shares issued to the ESOP. In additon, 22,483 shares of the Corporation under the Stock Option and Incentive Plan, and 10,580 shares of common stock were awared to the Chief Executive Officer and non-employee directors under the Recognition and Retention Plan. Earnings per share amounts for the three month period and nine month period ended September 30, 1998 are based upon an average of 246,903 shares. The shares issued to the Employee Stock Ownership Plan (ESOP) are not included in this computation until they are allocated to plan participants. Standards under APB-25 and FAS-123 were followed to compute average shares for the stock options and stock awards granted.

         FIRST ALLEN PARISH BANCORP, INC. AND SUBSIDIARY
      Notes to Consolidated Financial Statements (Continued)
                            (Unaudited)



(7)  Stockholders' Equity and Stock Conversion
     -----------------------------------------

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

     First Federal Savings and Loan Association of Allen Parish was originally founded in 1962 as a federally chartered mutual savings and loan association located in Oakdale, Louisiana. On September 18, 1996, the Association members voted to convert the Association to a federal stock institution. The Association conducts its business through its main office in Oakdale, Louisiana and a Loan Production Office(LPO) located in Oberlin, Louisiana. A full-service branch is currently under construction to replace the LPO in Oberlin, Louisiana and the Association expects to open for operations effective November 23, 1998. Deposits are insured by the Savings Association Insurance Fund
(SAIF) to the maximum allowable.

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

     Deposits of the Association are currently insured by the SAIF of the FDIC. The FDIC also maintains another insurance fund, the Bank Insurance Fund, which primarily insures commercial bank deposits. Applicable law requires that both the SAIF and BIF funds be recapitalized to a ratio of 1.25% of reserves to deposits, and the FDIC announced that the BIF reached the required reserve ratio during May 1995. The SAIF, however, was not expected to achieve that reserve ratio before 2002. Due to the disparity in reserve ratios, on November 14, 1995, the FDIC reduced annual assessments for BIF-insured institutions to the legal minimum of $2,000 while SAIF-insured institutions pay assessments at the rate of 6.4 cents per $100 of deposits.

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

     Legislation recently passed by Congress contains a provision that repealed the tax bad debt reserve available to Thrifts including the percentage of taxable income method for tax years beginning after December 31, 1995. The Association had to change to the experience method of computing it's bad debt reserve. The legislation required a Thrift to recapture the portion of its bad debt reserve that exceeds the base year reserve, defined as the tax reserve as of the last taxable year beginning after 1988. As allowed by this legislation, First Federal has deferred the recapture of this income until December 31, 1998.

Financial Condition
-------------------
     Consolidated assets of First Allen Parish Bancorp, Inc. were $34.5 milllion as of September 30, 1998, an increase of $948,000 as compared to December 31, 1997. At September 30, 1998, total stockholders' equity was $4.8 million, an increase of $279,000 when compared to stockholders' equity at December 31, 1997. The increase in stockholders' equity was a result of increases in loans and deposits and net income earned during the nine months ending September 30, 1998.

     Interest-bearing and non-interest bearing deposits and investment securities decreased to $1.74 million at September 30, 1998 from $2.14 million at December 31, 1997, a decrease of $400,000. Mortgage backed securities increased slightly to a total of $17.2 million at September 30, 1998, from a total of $17.1 million as of December 31, 1997.

     Loans receivable increased to $14.6 million on September 30, 1998 from $13.6 million on December 31, 1997, an increase of $1 million.

     Deposits totaled $29.4 million on September 30, 1998 and
$28.7 million on December 31, 1997, an increase of $700,000.

     Other liabilities remained relatively unchanged from December 31, 1997 to September 30, 1998.

Comparison of Operating Results for the Three Months Ended
----------------------------------------------------------
September 30, 1998 and 1997
---------------------------

     General. Net income increased $23,000 to a total of $106,000 for the three months ended September 30, 1998 from $83,000 for the three months ended September 30, 1997. This increase was due to increased net interest income after provision(recovery) from loan losses of $26,000 and increased noninterest income of $19,000 offset by a $15,000 increase in noninterest expense and $7,000 increase in income taxes.

     Net Interest Income. Total net interest income increased $26,000 or 12.2% to $298,000 for the three months ended September 30, 1998 from $272,000 for the three months ended September 30, 1997. This increase was primarily the result of an increase in income earned on loans receivable.

     Provision for Losses on Loans. The Association maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risk in the loan portfolio, the Association's past loss experience, adverse situations that may affect the borrower's ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. During the three months ended September 30, 1998 the Association had no provision or recovery for loan losses. The recovery of $1,336 for the three months ended September 30, 1997 was primarily due to recoveries on consumer loans.

     Non-Interest Income. Non-interest income increased $19,000 to $88,000 for the three months ended September 30, 1998 from $69,000 for the three months ended September 30, 1997. This increase was primarily due to a $14,000 increase in service charges on deposits and an increase of $9,000 in loan origination and servicing fees offset by a $3,000 decrease in other operating revenue.

     Non-Interest Expense. Non-interest expense increased $15,000 or 7% to $228,000 for the three months ended September 30, 1998 from $213,000 for the three months ended September 30, 1998. This increase was due to a $10,000 increase in compensation and employee benefits, a $5,000 increase in occupancy and equipment expenses a $6,000 increase in stationery and printing and a $4,000 increase in data processing offset by an $11,000 decrease in other expenses.

     Income Tax Expense.  Income tax expense increased $6,000 or
13.3% to a total of $51,000 for the three months ended September
30, 1998 from an income tax expense of $45,000 for the three months ended September 30, 1997.

Comparison of Operating Results for the nine months ended
---------------------------------------------------------
September 30, 1998 and 1997.
----------------------------

     General. Net income decreased $36,000 or 14.6% to $210,000 for the nine months ended September 30, 1998 from $246,000 for the nine months ended September 30, 1997. This decrease was due to a $68,000 increase in net interest income and a $32,000 increase in non-interest income offset by a $130,000 increase in noninterest expenses and a $6,000 increase in income taxes.

     Net interest Income. Net interest income increased $68,000, or 8.4% to $876,000 for the nine months ended September 30, 1998 from $808,000 for the nine months ended September 30, 1997.

     Provision for Losses on Loans. The Association experienced recoveries on loans for which reserves had previously been established in the amount of $2,760 for the nine months ended September 30, 1997, as compared to no provision or recovery in 1998.

     Non-Interest Income. Non-interest income increased $32,000 or 16.3% to $228,000 for the nine months ended September 30, 1998 from $196,000 for the nine months ended September 30, 1997. This increase was primarily due to a $31,000 increase in service charges on deposits and a $7,000 increase in loan origination and servicing fees offset by a $5,000 decrease in other operating revenues.

     Non-Interest Expense. Non-interest expense increased $130,000 or 20.6% to $760,000 for the nine months ended September 30, 1998 from $630,000 for the nine months ended September 30, 1997. This increase was primarily due to an $87,000 increase in compensation and employee benefits, a $7,000 increase in occupany and equipment expenses, a $17,000 increase in stationery and printing and a $17,000 increase in data processing..

     Income Tax Expenses.  Income tax expense increased $6,000 to
$135,000 for the nine months ended September 30, 1998 from $129,000 for the nine months ended September 30, 1997.

Non-Performing Assets
---------------------

     At September 30, 1998, non-performing assets were approximately $155,000 compared to $126,000 on December 31, 1997.
At September 30, 1998, the Association's allowance for loan losses was 196% of non performing loans compared to 239% at December 31, 1997.

     Loans are considered non-performing when the collection of principal and/or interest is not probable, or in the event payments are more than 90 days delinquent.

Capital Resources
-----------------

     The Association is subject to three capital to asset requirements in accordance with Office of Thrift Supervision
(OTS) regulations. The following table is a summary of the Association's regulatory capital requirements versus actual capital as of September 30, 1998:

                 Actual            Required        Excess
            Amount/Percent    Amount/Percent    Amount/Percent
----------------------------------------------------------------
Tangible    $3,396,000/11.25% $ 1,378,720/4.00% $2,017,280/7.25%
Core Leverage
  Capital   $3,396,000/11.25% $ 1,378,720/4.00% $2,017,280/7.25%
Risk-Based
  Capital   $3,960,000/26.82% $1,181,000/8.00%  $2,779,000/18.82%

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

     The Association is required to maintain minimum levels of liquid assets as defined by regulations. The required percentage is currently five percent of net withdrawable savings deposits and borrowings payable on demand or in one year or less. The Association has maintained its liquidity ratio at levels exceeding the minimum requirement. The eligible liquidity ratios at December 31, 1997, and September 30, 1998, were 8.17% and 7.86%, respectively.

     For purposes of the cash flows, all short-term investments with a maturity of three months or less at date of purchase are considered cash equivalents. Cash and cash equivalents for the periods ended September 30, 1998 and 1997 were $1,479,640 and $2,554,807, respectively. The decrease of $1,075,167 was primarily due to the increase in loans and construction of the new full-service branch in Oberlin, Louisiana.

                   PART II - OTHER INFORMATION


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

                              First Allen Parish Bancorp, Inc.
                              Registrant

Date: November 10, 1998       /s/Charles L. Galligan
      -----------------       -----------------------------------
                              Charles L. Galligan, President
                              and Chief Executive Officer (Duly
                              Authorized Officer)



Date: November 10, 1998       /s/Betty Jean Parker
      -----------------       -----------------------------------
                              Betty J. Parker, Treasurer and
                              Chief Financial Officer
