Form 10-K
period 1998-12-31
FIRST ALLEN PARISH BANCORP INC
filed 1999-03-31
CIK 1017309

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1998

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from                       to

                         Commission File Number 0-21165

                        FIRST ALLEN PARISH BANCORP, INC.
                 (Name of small business issuer in its charter)

        Delaware                                             72-1331593
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

     222 South 10th Street, Oakdale, Louisiana                 71463
    (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:        (318) 335-2031
                                                           --------------

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None
           Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                                (Title of class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. YES [ X ]   NO    [   ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         The Registrant's revenues for the fiscal year ended December 31, 1998 were $2,411,105.

         As of March 30, 1999, there were issued and outstanding 266,622 shares of the Registrant's Common Stock. The Registrant's voting stock is not regularly and actively traded, and there are no regularly quoted bid and asked prices for the Registrant's voting stock. Accordingly, the Registrant is unable to determine the aggregate market value of the voting stock held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts II and III of Form 10-KSB - Portions of Annual Report to Stockholders for the fiscal year ended December 31, 1998.

         Part III of Form 10-KSB - Portions of Proxy Statement for 1999 Annual Meeting of Stockholders.

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

         First Federal is a federally-chartered stock savings and loan association headquartered in Oakdale, Louisiana. First Federal was originally chartered in 1962. Its deposits are insured up to the maximum allowable amount by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation (the "FDIC"). Through its office in Oakdale, First Federal serves communities located in Allen Parish and in the surrounding parishes in the State of Louisiana. At December 31, 1998, the Company had total assets of $38.7 million, deposits of $33.6 million and stockholders' equity of $4.8 million.

         The Association has been, and intends to continue to be, a community-oriented financial institution offering selected financial services to meet the needs of the communities it serves. The Association attracts deposits from the general public and historically has used such deposits, together with other funds, to originate loans secured by real estate, including one- to four-family residential mortgage loans, commercial real estate loans, land loans, construction loans and loans secured by other properties. At December 31, 1998, 81.2% of the Association's gross loan portfolio consisted of loans secured by real estate. The Association also originates consumer and other loans consisting primarily of loans secured by automobiles, manufactured homes, loans secured by deposits ("share loans") and lines of credit. At December 31, 1998, consumer and other loans constituted 31.5% of the Association's gross loan portfolio. In order to supplement its loan originations, the Association has invested a significant portion of its assets in mortgage-backed securities, which are insured or guaranteed by federal agencies, as well as other investments. At December 31, 1998, the Association's mortgage-backed securities portfolio totaled $16.2 million, or 41.9% of total assets. See "- Investment Activities."

         The executive office of the Company and the Association is located at 222 South 10th Street, Oakdale, Louisiana 71463 and its telephone number is
(318) 335-2031. A newly constructed full service branch completed in November 1998 is located at 110 North Fifth Street, Oberlin, Louisiana and a loan production office was opened in 1998 located at 531 North Ninth Street, Kinder, Louisiana.

Market Area and Competition
---------------------------

         First Federal serves Allen Parish, Louisiana and the surrounding parishes, from its offices in Oakdale, Oberlin and Kinder, Louisiana. Allen Parish consists of small farms and residential communities of predominantly one- to four-family residences. The Association's market for deposits is concentrated in Allen Parish. The Association is the only independent financial institution headquartered in Allen Parish.

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

Lending Activities
------------------

         General. The Association's loan portfolio consists primarily of loans secured by real estate which consist primarily of loans secured by one- to four-family residences, commercial real estate loans, construction loans and loans secured by other properties. The Association also originates consumer and other loans consisting primarily of loans secured by automobiles, manufactured homes, share loans, lines of credit and other consumer loans. At December 31, 1998, the Association's gross loans totaled $16.8 million, of which $8.8 million or 52.8% were one-to four-family residential mortgage loans. Of the one- to four-family mortgage loans outstanding at that date, 32.7% were fixed-rate loans, and 67.3% were adjustable-rate loans. At December 31, 1998, $2.1 million or 12.4% of gross loans were secured by commercial real estate properties consisting of retail shops and churches, $394,000, or 2.3%, of gross loans were construction loans for the construction of owner-occupied homes, and $483,000, or 2.9% of gross loans consisted of land loans. At that date, consumer and other loans totaled $4.7 million or 27.8% of the Association's gross loan portfolio, of which $774,000, or 4.6%, consisted of share loans, $702,000, or 4.2%, consisted of automobile loans, $2.2 million, or 13.3%, consisted of lines of credit to small farms and businesses, $40,000 or 0.2% consisted of loans on manufactured homes and $935,000 or 5.5% consisted of other loans (consisting of personal loans, disaster relief loans, and loans to governmental entities and non-profit organizations).

         The Association also invests in mortgage-backed securities. At December 31, 1998, mortgage-backed and related securities totaled $16.2 million. See "- Investment Activities."

         The Association's loans-to-one borrower limit is generally the greater of 15% of unimpaired capital and surplus or $500,000. At December 31, 1998, the maximum amount which the Association could have lent under this limit to any one borrower and the borrower's related entities was approximately $585,000. At December 31, 1998, the Association had one borrower that exceeded this maximum limit; however the Association is currently working with this borrower to reduce its loan below the required limit. The Association's largest lending relationship at December 31, 1998 was $824,000 in loans to one borrower which was comprised of six loans, three of which were secured by real estate and three of which were unsecured commercial loans. The Association's second largest lending relationship at December 31, 1998 was $533,000 in loans to one borrower which was comprised of ten loans, seven of which were secured by real estate, one of which was secured by a certificate of deposit and two of which were unsecured commercial loans. The Association's third largest lending relationship totaled $326,000, which consisted of four loans, two of which were secured by real estate, one of which was secured by an automobile, and one of which was an unsecured commercial loan. At December 31, 1998, all of these loans were performing in accordance with their terms.

         Loan Portfolio Composition. Set forth below is data relating to the composition of the Association's loan portfolio by type of loan as of the dates indicated.

                                                           At December 31,
                                    -----------------------------------------------------------
                                          1998                  1997                1996
                                    ------------------   ------------------   -----------------
                                    Amount    Percent    Amount     Percent    Amount    Percent
                                                      (Dollars in Thousands)
Real estate loans:
  One- to four-family residential   $8,884     59.64%    $ 8,376    61.38%    $7,279     60.97%
  Commercial real estate loans..     2,084     13.99       1,467    10.75      1,519     12.73
  Construction..................       394      2.65         353     2.59        487      4.08
  Land loans....................       483      3.24         612     4.49        451      3.78
  Other real estate loans.......       256      1.72         280     2.05        237      1.99
                                    ------    ------     -------   ------     ------    ------
 Total first mortgage loans.....    12,101     81.24      11,088    81.25      9,973     83.55
                                    ------    ------     -------   ------     ------    ------

Consumer and other loans:
  Automobile....................       702      4.71         526     3.85        475      3.97
  Manufactured homes............        40      0.27          24     0.18         22      0.19
  Share loans...................       774      5.19         735     5.39        795      6.66
  Lines of credit...............     2,248     15.10       1,321     9.68      1,003      8.41
  Other loans...................       935      6.27         970     7.11        721      6.04
                                    ------    ------     -------   ------     ------    ------
     Total consumer and other loans  4,699     31.54       3,576    26.21      3,016     25.27
                                    ------    ------     -------   ------     ------    ------

     Total loans receivable.....    16,800    112.78      14,664   107.46     12,989    108.82

Less:
  Undisbursed loan proceeds.....    (1,579)   (10.60)       (710)   (5.20)      (755)    (6.34)
  Unearned discounts............       (21)    (0.14)         (8)   (0.06)        --        --
  Allowance for loan losses.....      (304)    (2.04)       (300)   (2.20)      (296)    (2.48)
                                    -------   -------    --------  -------    -------   -------
    Total loans receivable,
      net  .....................    $14,896   100.00%    $13,646   100.00%    $11,938   100.00%
                                    =======   ======     =======   ======     =======   ======

         One- to Four-Family Mortgage Loans. The Association's primary lending activity is the origination of one-to four-family, owner-occupied, residential mortgage loans secured by property located in the Association's market area. Loans are generated through the Association's marketing efforts, its existing customers and referrals, real estate brokers, builders and local businesses. The Association generally has limited its real estate loan originations to the financing of properties located within its market area and will not make out of state loans. At December 31, 1998, the Association had $8.8 million, or 52.8% of its gross loan portfolio, invested in mortgage loans secured by one- to four-family residences.

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

         The Association currently offers ARM loans with amortization periods ranging up to 30 years. The Association generally offers ARM loans that either adjust every year or every three years from the date of origination, with interest rate adjustment limitations up to two percentage points per adjustment and with a cap of up to six percentage points on total interest rate increases over the life of the loan. Currently, ARM loans are originated with a minimum interest rate of five percent and a maximum rate of 15% regardless of the initial rate. In a rising interest rate environment, such rate limitations may prevent ARM loans from repricing to market interest rates, which would have an adverse effect on net interest income. The Association has used different interest indices for ARM loans in the past, and currently uses the National Average Contract Interest Rate for Major Lenders on the Purchase of Previously Occupied Loans as its index. ARM loans secured by residential one- to four-family real estate totaled $6.0 million, or 67.3% of the Association's total one- to four-family residential real estate loans receivable at December 31, 1998. The origination of fixed-rate mortgage loans versus ARM loans is monitored on an ongoing basis and is affected significantly by the level of market interest rates, customer preference, the Association's interest rate gap position and loan products offered by the Association's competitors. Particularly in a relatively low interest rate environment, borrowers may prefer fixed-rate loans to ARM loans. During the year ended December 31, 1998, the Association originated $804,000 in fixed-rate residential mortgage loans and $1.0 million of ARM loans.

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

         Commercial Real Estate Loans. The Association originates commercial real estate loans typically secured by retail facilities, churches and office buildings. At December 31, 1998, $2.1 million, or 12.4% of the Association's gross loan portfolio consisted of commercial real estate loans. At December 31, 1998, all of the Association's commercial real estate loans were secured by properties within the State of Louisiana. The maximum loan to value ratio for commercial real estate loans originated by the Association is 80%. At December 31, 1998, the largest commercial real estate loan had a principal balance of $334,000, and was secured by commercial real estate. The loan was performing in accordance with its terms at December 31, 1998.

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

         Land Loans. The Association offers land loans, primarily loans to purchase and develop single family homesites, which may consist of individual lots or large acreage tracts. At December 31, 1998, $483,000, or 2.9% of the Association's gross loan portfolio consisted of land loans. The maximum loan amount generally does not exceed 75% of the appraised value of the property. The terms of land loans are negotiated on a case by case basis; however, fixed rate loans are typically originated for terms of 5 years or less; adjustable rate land loans are originated for terms up to 15 years and will either adjust at a premium over the prime rate or will be based upon the National Average Contract Interest Rate for Major Lenders on the Purchase of Previously Occupied Loans. The Association will make a limited number of land loans for speculation purposes. Land loans are typically made to companies or individuals with whom the Association has had a prior business relationship.

         Construction Lending. At December 31, 1998, the Association had $394,000 or 2.3% of its gross loan portfolio, invested in construction loans. First Federal offers loans to both builders and individuals for the construction of one- to four-family residences. Currently, such loans are offered with fixed- or adjustable-rates of interest, with loan terms of six months. The interest rates of construction loans are typically at a margin over the prime rate or the National Average Contract Interest Rate for Major Lenders on the Purchase of Previously Owned Homes. The maximum loan amount will not exceed 80% of the appraised value of the project. The Association requires the builder to submit plans, specifications and cost projections. In addition, the Association reviews the borrower's existing financial condition, including total outstanding debt. Funds are dispersed as the construction project progresses. Following the construction period, these loans may convert to permanent loans, generally with terms for up to 15 years if the interest rate is fixed and up to 30 years if the interest rate is adjustable. At December 31, 1998, none of the Association's construction loans were non-performing.

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

         Consumer and Other Lending. First Federal offers a variety of consumer loans, including loans secured by deposits, lines of credit, automobile and home improvement loans. The Association currently originates substantially all of its consumer loans in its primary market area generally to its existing customers. At December 31, 1998, the Association's consumer and other loan portfolio totaled $4.7 million, or 27.8% of its gross loan portfolio.

         The Association offers loans secured by the borrower's savings deposits ("share loans"). At December 31, 1998, share loans totaled $774,000, or 4.6% of the Association's gross loan portfolio.

         First Federal originates home improvement loans. Home equity and home improvement loans secured by second mortgages, together with loans secured by all prior liens, are generally limited to 80% or less of the appraised value of the home. Generally, such loans have a maximum term of up to 15 years. As of December 31, 1998, home improvement loans amounted to $46,000, which represented 0.28% of the Association's gross loan portfolio.

         The Association also originates lines of credit for businesses. These loans are made on both a secured and unsecured basis. Lines of credit may be secured by real estate, equipment and inventory. They are generally originated with interest rates that adjust at a premium above the prime rate. All lines of credit are reviewed annually by the Association. Lines of credit loans amounted to approximately $2.2 million at December 31, 1998, which represented 13.3% of the Association's gross loan portfolio.

         Another component of the Association's consumer loan portfolio consists of automobile loans. The Association originates automobile loans on a direct basis, where the Association extends credit directly to the borrower. These loans generally have terms that do not exceed five years and carry a fixed-rate of interest. Generally, loans on new vehicles are made in amounts up to 80% of dealer cost and loans on used vehicles are made in amounts up to 80% of the vehicle's published NADA value. At December 31, 1998, the Association's automobile loans totaled $702,000 or 4.2% of the Association's gross loan portfolio.

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

         Consumer loans entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Management believes that its level of delinquencies is relatively low in comparison with other financial institutions, and that its low level of consumer loan delinquencies is attributable to the Association's policy of aggressively contacting borrowers who become delinquent in repaying their loans. At December 31, 1998, $9,685 in consumer loans were non-performing. See "- Delinquencies and Classified Assets." There can be no assurances, however, that delinquencies will not increase in the future.

Loan Maturity Schedule
----------------------

         The following table sets forth certain information at December 31, 1998, regarding the dollar amount of loans maturing in the Association's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

                                                          One          Three       Five        Ten         Twenty
                                          Within       Through        Through     Through     Through       Years
                                         One Year    Three Years    Five Years   Ten Years  Twenty Years   Or More      Total
                                       ----------     ----------     ---------  ----------   ----------  ----------  ----------
First mortgage loans:
  One- to four-family residential      $  799,182     $  185,617     $ 357,912  $2,579,434   $3,887,744  $1,074,489  $8,884,378
  Other properties.............           318,130         95,641       256,664     967,211    1,143,434      41,788   2,822,868
  Construction.................           287,298        106,703            --          --           --          --     394,001
Consumer and other loans.......         3,239,557        647,343       567,960     149,210       94,598          --   4,698,668
                                       ----------     ----------     ---------  ----------   ----------  ----------  ----------
     Total.....................        $4,644,167     $1,035,304     $1,182,536 $3,695,855   $5,125,776  $1,116,277  $16,799,915
                                       ==========     ==========     ========== ==========   ==========  ==========  ===========


         The following table sets forth the dollar amount of all loans at December 31, 1998 that have predetermined interest rates and have floating or adjustable interest rates and which are due after December 31, 1999.

                                                                                   Floating or
                                                               Fixed-Rates      Adjustable Rates        Total
First mortgage loans:
  One- to four-family residential...........................   $2,371,341          $5,713,855        $8,085,196
  Other properties..........................................    1,879,079             625,659         2,504,738
  Construction..............................................      106,703                  --           106,703
Consumer and other loans....................................    1,459,111                  --         1,459,111
                                                               ----------          ----------        ----------
     Total..................................................   $5,816,234          $6,339,514        $12,155,748
                                                               ==========          ==========        ===========

Origination of Loans
--------------------

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

         While the Association originates both adjustable-rate and fixed-rate loans, its ability to originate loans to a certain extent is dependent upon the relative customer demand for loans in its market, which is affected by the interest rate environment, among other factors. For the year ended December 31, 1998, the Association originated $5.5 million in fixed-rate loans and $3.0 million in adjustable rate loans.

         In recent years the Association has neither purchased, nor sold loans. All loans originated by the Association are retained in the Association's portfolio.

         Set forth below is a table showing the Association's loan originations and repayments for the periods indicated.

                                                                 Year Ended December 31,
                                                  ---------------------------------------------------
                                                    1998                 1997                 1996
                                                  --------             -------               --------
                                                                    (In Thousands)
Total loans receivable at beginning of period     $ 14,664             $12,989               $ 11,883
                                                  --------             -------               --------
Originations:
 First mortgage loans -
  One- to four-family residential...........         1,803               2,199                    590
  Construction..............................         1,104                 306                    664
  Other properties..........................           500                 618                  1,025
 Consumer and other loans:
  Automobile................................           632                 389                    308
  Manufactured home.........................            24                   6                      5
  Other.....................................         2,778               2,200                  2,564
 Refinancing................................         1,682               1,388                    755
                                                  --------             -------               --------
    Total originations......................         8,523               7,106                  5,911
  Transfer of mortgage loans
    to foreclosed real estate...............            --                 (28)                   (74)
  Repayments................................        (6,387)             (5,403)                (4,731)
                                                  ---------            --------              ---------
Net loan activity...........................         2,136               1,675                  1,106
                                                  --------             -------               --------
     Total loans receivable
        at end of period....................      $ 16,800             $14,664               $ 12,989
                                                  ========             =======               ========

Delinquencies and Classified Assets
-----------------------------------

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

         In recent years the Association has increased its collection efforts by more closely monitoring delinquent loans and employing diligent collection efforts. Management believes that these efforts have contributed to the loan portfolio's low delinquency levels. At December 31, 1998, 1997 and 1996 the percentage of total loans delinquent 90 days or more to net loans receivable were 0%, 0%, and 0%, respectively.

         Delinquent Loans and Nonperforming Assets. Generally, when a loan becomes more than 90 days delinquent, the Association will place the loan on non-accrual status and previously accrued interest income on the loan is charged against current income. The loan will remain on a non-accrual status as long as the loan is more than 90 days delinquent.

         Real estate acquired through foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until such time as it is sold. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan, or its fair market value, less estimated selling expenses. Any further write-down of real estate owned is charged against earnings. At December 31, 1998, the Association owned approximately $0 of property classified as real estate owned.

         Delinquent consumer loans are handled in a similar manner as to those described above; however, shorter time frames for each step apply due to the type of collateral generally associated with such types of loans. The Association's procedures for repossession and sale of consumer collateral are subject to various requirements under Louisiana and federal consumer protection laws.

         The following table sets forth information with respect to the Association's delinquent loans and other problem assets at December 31, 1998.

                                                                    At December 31, 1998
                                                                ----------------------------
                                                                Balance               Number
                                                                -------               ------
                                                                          (In Thousands)
One- to four-family residential real estate:
    Loans 60 to 89 days delinquent............................  $    --                  --
    Loans 90 days or more delinquent..........................       --                  --
Other properties:
    Loans 60 to 89 days delinquent............................       31                   1
    Loans 90 days or more delinquent..........................       --                  --
Construction:
    Loans 60 to 89 days delinquent............................       50                   2
    Loans 90 days or more delinquent..........................       --                  --
Consumer and other loans:
    Loans 60 to 89 days delinquent............................       43                   4
    Loans 90 days or more delinquent..........................       --                  --
Foreclosed real estate and repossessions......................       --                  --
Other nonperforming assets....................................       --                  --
Restructured loans within the meaning of Statement of
    Financial Accounting Standards No. 15 (not included
    in other nonperforming categories above)..................      107                   5
Loans to facilitate sale of real estate owned.................      393                  16

                                       11

         The following table sets forth information regarding delinquent loans and real estate owned by the Association at the dates indicated. At December 31, 1998, the Association had $107,000 in restructured loans within the meaning of SFAS 15.

                                                                         At December 31,
                                                          ------------------------------------------
                                                             1998             1997             1996
                                                          --------           -------       ---------
                                                                     (Dollars In Thousands)
Non-accruing loans:
  First mortgage loans:
    One- to four-family residential..................     $     66           $    76       $      44
    Other properties.................................           --                --              --
    Commercial.......................................           42                49              --
    Construction.....................................           --                --              --
  Consumer and other loans...........................            9                 1              --
                                                          --------           -------       ---------
    Total non-accruing loans.........................          117               126              44
                                                          --------           -------       ---------
Accruing loans past due 90 days or more:
  First mortgage loans:
    One- to four-family residential..................           --                --       $      --
    Other properties.................................           --                --              --
    Construction.....................................           --                --              --
  Consumer and other loans...........................           --                --              --
                                                          --------           -------       ---------
     Total accruing loans delinquent
        90 days or more..............................           --                --              --
                                                          --------           -------       ---------
          Total non-performing loans.................          117               126              44
                                                          --------           -------       ---------
  Total real estate owned............................           --                --              75
                                                          --------           -------       ---------
       Total non-performing assets...................     $    117           $    --       $     119
                                                          ========           =======       =========

 Performing troubled debt restructurings.............     $    107           $   199       $     154
                                                          ========           =======       =========
    Total non-performing assets and troubled
    debt restructurings..............................     $    224           $   325       $     273
                                                          ========           =======       =========
Total loans delinquent 90 days or more to
  net loans receivable...............................         0.00%             0.00%           0.00%
                                                          --------           -------       ---------
Total loans delinquent 90 days or more to
  total assets.......................................         0.00%             0.00%           0.00%
                                                          --------           -------       ---------
Total non-performing loans and REO
  to total assets....................................         0.30%             0.37%           0.38%
                                                          --------           -------       ---------
Total non-performing assets and troubled
  debt restructurings to total assets................         0.58%             0.97%           0.87%
                                                          --------           -------       ---------

Delinquent Loans
----------------

         The following table sets forth information with respect to loans past due 60-89 days in the Association's portfolio at the dates indicated.

                                                                         At December 31,
                                                          ------------------------------------------
                                                            1998               1997           1996
                                                          --------           -------       ---------
                                                                          (In Thousands)
Loans past due 60-89 days:
  First mortgage loans:
    One- to four-family residential..................     $     --           $    --       $     105
    Other properties.................................           31                --               5
    Construction.....................................           50                54              --
  Consumer and other loans...........................           43                23               5


         For the year ended December 31, 1998 gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $10,000. The amount that was included in interest income on such loans was $8,000 for the year ended December 31, 1998.

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

         In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Association regularly reviews loans in its portfolio to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at December 31, 1998, the Association had classified a total of $326,000 of its assets as substandard, $0 as doubtful, and $15,000 as loss. At December 31, 1998, total classified assets comprised $341,000, or 7.1% of the Association's capital, or .88% of the Association's total assets.

         Other Loans of Concern. Other than the non-performing loans set forth in the tables above, as of December 31, 1998, there were no loans classified by the Association with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

         Real estate properties acquired through foreclosure are recorded at the lower of cost or fair value minus estimated cost to sell. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations. At December 31, 1998, the Association had properties with a net book value of $0 which were acquired through foreclosure.

         Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Association's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Association's allowance for loan losses. Such agencies may require the Association to increase the allowance based upon their judgment of the information available to them at the time of their examination. At December 31, 1998, the Association had a total allowance for loan losses of $304,000, representing 259.8% of total non-performing loans and 2.0% of the Association's loans, net. See Note 4 of the Notes to Consolidated Financial Statements.

         The following table sets forth the allocation for loan losses by category for the periods indicated.

                                                                               At December 31,
                                                   ----------------------------------------------------------------------
                                                           1998                     1997                     1996
                                                   -------------------      -------------------      --------------------
                                                             % of Loans               % of Loans              % of Loans
                                                               In Each                  In Each                 In Each
                                                             Category to              Category to             Category to
                                                   Amount    Total Loans    Amount    Total Loans    Amount   Total Loans
                                                   ------    -----------    ------    -----------    ------   -----------
                                                                           (Dollars in thousands)
First mortgage loans
  One- to four-family residential................  $   228       52.88%     $  225        57.12%      $ 217        56.04%
  Other properties...............................       38       16.80          37        16.08          37        16.99
  Construction...................................       --        2.35          --         2.41          --         3.75
Consumer and other loans.........................       38       27.97          38        24.39          42        23.22
                                                   -------    --------      ------     --------       -----      -------
    Balance, end of period.......................  $   304      100.00%     $  300       100.00%      $ 296       100.00%
                                                   =======    ========      ======     ========       =====      =======

         The following table sets forth information with respect to the Association's allowance for loan losses at the dates indicated.

                                                                                Year Ended December 31,
                                                            ------------------------------------------------------------
                                                              1998                      1997                      1996
                                                            --------                  --------                   ------
                                                                                 (Dollars in thousands)
Balance at beginning of period...................           $     300                      $  296                $   317
Charge-offs:
  First mortgage loans...........................                  --                        --                      (10)
  Consumer and other loans.......................                 (59)                        (33)                    (8)
Recoveries:
  First mortgage loans...........................                  --                         7                       --
  Consumer and other loans.......................                   4                         27                       5
                                                            ---------                       ----                 -------
    Net charge-offs..............................                 (55)                        1                      (13)
      Provision for loan losses (recoveries).....                  59                         3                       (8)
Balance, at end of period........................           $     304                      $  300                $   296
                                                            =========                      ======                =======
Allowance for loan losses as a per-
  cent of net loans receivable at
  end of period..................................                2.00%                        2.20%                 2.48%
Ratio of net loans charged off during
  the period to average loans outstanding
  during the period..............................              (0.39)%                        0.00%               (0.11)%
Ratio of allowance for loan losses
  to total non-performing loans
  at end of period...............................              259.83%                        238.70%             670.81%
Ratio of allowance for loan losses
  to total non-performing loans
  and REO at end of period.......................              259.83%                        238.70%             249.02%

Investment Activities
---------------------

         General. First Federal must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Association has generally maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At December 31, 1998, the Association's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 11.8%. See"Regulation
- Liquidity."

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

         Mortgage-backed and Related Securities. The Association purchases mortgage-backed and related securities to supplement residential loan production and as part of its asset/liability strategy. The type of securities purchased is based upon the Association's asset/liability management strategy and balance sheet objectives. For instance, substantially all of the mortgage-backed and related investments purchased by the Association over the last several years have had adjustable rates of interest. Management believes that the adjustable rate feature of the mortgages underlying adjustable rate mortgage-backed and related securities generally will help to reduce changes in the value of the mortgage-backed and related security in response to normal interest rate fluctuations. As the interest rates on the mortgages underlying the adjustable rate mortgage-backed and related securities are reset periodically, the yields of such securities will gradually align themselves to reflect changes in the market rates so that the market value of such securities will remain relatively constant as compared to fixed rate instruments. The Association has invested primarily in federal agency securities, principally Freddie Mac (formerly the Federal Home Loan Mortgage Corporation), Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA") and Small Business Association ("SBA") obligations. At December 31, 1998, the Association's investment in mortgage-backed and related securities totaled $16.2 million or 41.9% of its total assets. At December 31, 1998, $9.7 million of the Association's mortgage-backed and related securities were classified as held-to-maturity and $6.4 million were classified as available for sale. See
Note 3 of the Notes to Consolidated Financial Statements.

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

         Set forth below is a table  showing  the  Association's  purchases  and
repayments  of  mortgage-backed   securities  for  the  periods  indicated.  The
Association did not sell any mortgage-backed securities during 1998.

                                                               Year Ended December 31,
                                                  -----------------------------------------------
                                                    1998              1997                 1996
                                                  --------        ----------             ---------
                                                               (In Thousands)
Mortgage-backed securities at beginning
 of period.................................       $ 17,147        $  17,186              $ 15,391
  Purchases.................................         2,444            2,870                 3,915
  Sales.....................................            --             (382)                   --
  Repayments................................        (3,405)          (2,470)               (2,078)
Discount (premium) amortization.............             9              (57)                  (42)
                                                  --------        ----------             ---------
Mortgage-backed securities
  at end of period..........................      $ 16,195        $  17,147              $ 17,186
                                                  ========        =========              ========

         At December 31, 1998, the Association's investment securities consisted solely of FHLB stock totaling $263,000. The Association invests excess liquidity in FHLB overnight deposits.

         OTS regulations restrict investments in corporate debt and equity securities by the Association. These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 15% of the Association's unimpaired capital and unimpaired surplus as defined by federal regulations, plus an additional 10% if the investments are fully secured by readily marketable collateral. At December 31, 1998, the Association was in compliance with this regulation. See "Regulation - Federal Regulation of Savings Associations" for a discussion of additional restrictions on the Association's investment activities.

         The following table sets forth the carrying value of the Association's FHLB stock and mortgage-backed securities at the dates indicated. At December 31, 1998, the market value of the Association's mortgage-backed portfolios and investment securities was approximately $16.2 million and $263,000, respectively.

                                                                     At December 31,
                                                      -------------------------------------------
                                                          1998           1997             1996
                                                      -----------      ---------        ---------
                                                                       (In Thousands)

Mortgage-backed securities.........................    $   16,195      $  17,147        $  17,186
Federal Home Loan Bank stock.......................           263            259              259
                                                       ----------      ---------        ---------
    Total investments..............................    $   16,458      $  17,406        $  17,448
                                                       ==========      =========        =========


         Mortgage-Backed and Investment Portfolio Maturities. The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Association's investment securities at December 31, 1998.

                                                                          At December 31, 1998
                                  --------------------------------------------------------------------------------------------------
                                      One Year or Less          One to Five Years         Five to Ten Years    More than  Ten Years
                                  ---------------------      ----------------------   ---------------------  -----------------------
                                  Carrying      Average      Carrying       Average     Carrying    Average   Carrying      Average
                                    Value        Yield         Value         Yield       Value      Yield      Value        Yield
                                    -----        -----         -----         -----       -----      -----      -----        -----
                                                                          (Dollars in Thousands)
Mortgage-backed and
 investment securities held
 to maturity:
  GNMA certificates...........          --           --      $       2        6.50%   $         5    8.00%   $       234     6.46%
  Freddie Mac certificates....          --           --              7        7.25             76    8.25          3,203     6.12%
  FNMA certificates...........          --           --             97        6.63             --      --          5,892     6.34%
  Collateralized mortgage
    obligations...............          --           --             --          --             --      --             39     7.25%
  FHLB Stock..................          --           --             --          --             --      --            263     5.81%
  Municipal bonds.............          --           --             --          --             --      --            189     8.25%
    Total.....................          --           --            106        6.67%            81    8.24%         9,820     6.30%

Mortgage-backed and investment
securities available for sale:
  GNMA certificates...........          --           --             --          --             --      --            388     6.66%
  Freddie Mac certificates....          --           --              6        7.38%            --      --          2,221     6.39%
  FNMA certificates...........          --           --             --          --             --      --          3,271     6.34%
 SBA certificates.............          --           --             --          --             --      --            552     6.13%
    Total.....................          --           --      $       6        7.38%   $        --      --%   $     6,432     6.36%
                                             Total Investment Portfolio
                                        -----------------------------------
                                           Carrying     Market     Average
                                             Value      Value       Yield
                                             -----      -----       -----

Mortgage-backed and
 investment securities held
 to maturity:
  GNMA certificates...........          $       241  $       243     6.49%
  Freddie Mac certificates....                3,286        3,290     6.17%
  FNMA certificates...........                5,989        5,999     6.34%
  Collateralized mortgage
    obligations...............                   39           36     7.25%
  FHLB Stock..................                  263          263     5.81%
  Municipal bonds.............                  189          202     8.25%
    Total.....................               10,007       10,033     6.32%

Mortgage-backed and investment
securities available for sale:
  GNMA certificates...........                  388          383     6.66%
  Freddie Mac certificates....                2,228        2,231     6.39%
  FNMA certificates...........                3,271        3,287     6.34%
 SBA certificates.............                  552          550     6.13%
    Total.....................          $     6,438  $     6,451     6.36%

         The Association's investment securities portfolio at December 31, 1998, contained $188,561 of tax exempt securities and no securities of any issuer with an aggregate book value in excess of 10% of the Association's retained earnings, excluding those issued by the U.S. government, or its agencies.

Sources of Funds
----------------

         General. The Association's primary sources of funds are deposits, receipt of principal and interest on loans and securities, interest-earning deposits with other banks, FHLB advances, and other funds provided from operations.

         FHLB advances are used to support lending activities and to assist in the Association's asset/liability management strategy. See "- Asset/Liability Management." Typically, the Association does not use other forms of borrowings. At December 31, 1998, the Association had $0 in FHLB advances.

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

         The Association has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. The Association endeavors to manage the pricing of its deposits in keeping with its profitability objectives giving consideration to its asset/liability management. Notwithstanding the foregoing, a significant percentage of the Association's deposits are for terms of less than one year. At December 31, 1998, $17.2 million or 51.2% of the Association's deposits were in certificates of deposits with terms of 11 months or less. The Association believes that upon maturity most of these deposits will remain at the Association. The ability of the Association to attract and maintain savings accounts and certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

Savings Portfolio
-----------------

         Deposits in the Association as of December 31, 1998, were represented by the various types of deposit programs described below.

     Weighted
      Average                                                                                    Percentage
     Interest          Minimum               Checking and             Minimum                     of Total
       Rate             Term                  Savings                 Amount        Balances      Savings
       ----             ----                  -------                 ------        --------      -------
                                           (In thousands)
       0.00%      None                Non interest-bearing demand     $  5,000      $  1,299          3.87%
       2.00       None                Passbook accounts                     50         2,253          6.71
       2.75       None                Money market                       2,500           604          1.80
       2.02       None                NOW accounts                         100         8,809         26.25

                                      Certificates of Deposit
                                      -----------------------

       5.14%      1-5  months         Fixed term, fixed rate             2,500        12,369         36.86%
       5.12       6-11 months         Fixed term, fixed rate             2,500         4,825         14.38
       5.33       12-17 months        Fixed term, fixed rate             1,000         1,427          4.25
       4.95       18-23 months        Fixed term, fixed rate             1,000         1,279          3.81
       5.84       24-29 months        Fixed term, fixed rate             1,000           289           .86
       5.97       30-35 months        Fixed term, fixed rate             1,000           260           .77
       6.00       36-47 months        Fixed term, fixed rate             1,000            74           .22
       5.82       48-53 months        Fixed term, fixed rate             1,000            30           .09
       5.67       54-59 months        Fixed term, fixed rate             1,000            35           .13
       5.25       60 months
                  or greater          Fixed term, fixed rate             1,000        33,553        100.00%

Deposit Activity
----------------

     The following table sets forth the deposit activities of the Association for the periods indicated:

                                                                   Year Ended December 31,
                                                         -------------------------------------------
                                                            1998            1997             1996
                                                         -----------    -----------      -----------
                                                                       (In Thousands)
Deposits, beginning of period.........................   $   28,656     $   25,750       $   26,583
Deposits..............................................       85,306         64,833           55,778
Withdrawals...........................................      (81,599)       (63,138)         (57,752)
                                                         -----------    -----------      -----------
  Net increase (decrease) before
    interest credited.................................        3,707          1,695           (1,974)
Interest credited.....................................        1,190          1,211            1,141
                                                         ----------     ----------       ----------
   Net increase (decrease) in deposits................        4,897          2,906             (833)
                                                         ----------     ----------       -----------
Deposits, end of period...............................   $   33,553     $   28,656       $   25,750
                                                         ==========     ==========       ==========

Deposit Flow
------------

         The following table sets forth the change in dollar amount of savings deposits in the various types of savings accounts offered by the Association between the dates indicated.

                                                                  At December 31,
                                   ---------------------------------------------------------------------------------------
                                                1998                   1997                               1996
                                   -------------------------------   ------------------     ------------------------------
                                   Balance    Percent      Change    Balance    Percent       Change     Balance   Percent
                                                             (Dollars  in  Thousands)

Non interest-bearing demand        $1,299      3.87%     $    387    $   912      3.18%     $    456    $   456      1.77%
NOW Accounts.............           8,809     26.25         5,035      3,774     13.17           552      3,222     12.51
Passbook savings.........           2,253      6.71          (331)     2,584      9.02          (174)     2,758     10.71
Money market deposit
  accounts...............             604      1.80          (118)       722      2.52          (111)       833      3.24
Time deposits:
  which mature
  within 12 months.......          17,194     51.24          (648)    17,842     62.26         2,894     14,948     58.05
  within 12-24 months....           2,706      8.06           593      2,113      7.37        (1,130)     3,249     12.62
  beyond 24 months.......             688      2.07           (21)       709      2.48           425        284      1.10
                                   ------     -----      ---------   -------     -----      --------    -------    ------
         Total...........          $33,553    100.00%    $  4,897    $28,656     100.00%    $  2,906    $25.750    100.00%
                                   =======    ------     ========    =======     ======     ========    =======    ======

         The  following  table   indicates  the  amount  of  the   Association's
certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 1998.

                                                              Certificates
                                                              of Deposits
                                                              -----------
                                                            (In thousands)
     Three months or less..................................   $   1,517
     Over three through six months.........................       1,282
     Over six through twelve months........................         900
     Over twelve months....................................         752
                                                              ---------
         Total.............................................   $   4,451
                                                              =========

     Time Deposits by Rates

         The following table sets forth the time deposits in the Association classified by rates as of the dates indicated.

                                                                              December 31,
                                                              -------------------------------------------
                                                                 1998             1997             1996
                                                              ---------        --------          --------
                                                                            (In Thousands)

     3.99% or Less.........................................   $     313        $     --          $      5
     4.00 - 5.99%..........................................      15,342          16,919            18,409
     6.00 - 7.99%..........................................       4,811           3,627                --
     8.00 - 9.99%..........................................         122             118                67
                                                              ---------        --------          --------
                                                              $  20,588        $ 20,664          $ 18,481
                                                              =========        ========          ========

Time Deposit Maturity Schedule
------------------------------

     The following table sets forth the amount and maturities of time deposits at December 31, 1998.

                                                               Amount Due
                           -----------------------------------------------------------------------------------
                           Less Than       1-2         2-3         3-4         4-5         After
                             1 Year       Years       Years       Years       Years       5 Years       Total
                           ---------      -----       -----      -------     -------      -------     --------
                                                             (In Thousands)
     Rate
     3.99 or less........  $     --     $   313      $   --      $   --      $    --          --       $    313
     4.00 - 5.99%........    13,988       1,055         160          74           65          --         15,342
     6.00 - 7.99%........     3,206       1,216         389          --           --          --          4,811
     8.00 - 9.99%........        --         122                      --           --          --            122
                           --------     -------      ------      ------      -------      ------       --------
                           $ 17,194     $ 2,706      $  549      $   74      $    65          --       $ 20,588
                           ========     =======      ======      ======      =======      ======       ========

         Borrowings. First Federal's borrowings historically have consisted of advances from the FHLB of Dallas. Such advances may be made pursuant to different credit programs, each of which has its own interest rate and range of maturities. Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory collateral requirements. At December 31, 1998, the Association had $0 million in advances from the FHLB. The Association has the ability to purchase additional capital stock from the FHLB.

         The following table sets forth the maximum month-end balance and average balance of FHLB advances.

                                              Year Ended December 31,
                                   ----------------------------------------
                                       1998          1997             1996
                                   --------       --------        ---------
                                               (In Thousands)

FHLB advances
    Maximum balance.............   $  1,000       $  2,000        $   1,500
    Average balance.............   $    119       $    282        $     175


Regulation
----------

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

Federal Regulation of Savings Associations

         The OTS has extensive authority over the operations of savings associations. As part of this authority, the Association is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of the Association were as of December 1998. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Association to provide for higher general or specific loan loss reserves.

         All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets. The Association's OTS assessment for the fiscal year ended December 31, 1998, was approximately $11,300.

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

         The Association's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). The Association is not in compliance with the loans to one borrower limitation; however, the Association is currently working with the borrower to reduce its loans below the required limit.

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

         Insurance of Deposits
         ---------------------

         Deposit Insurance. The FDIC is an independent federal agency that insures deposits of banks and thrift institutions up to certain specified limits and regulates such institutions for safety and soundness. The FDIC administers two separate insurance funds, the Bank Insurance Fund ("BIF") for commercial banks and state savings banks, and the SAIF for savings associations such as the Association and banks that have acquired deposits from savings associations.
The FDIC is required to maintain designated levels of reserves in each fund.

         Assessments. The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the BIF and members of the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to the target level within a reasonable time, and may decrease these rates if the target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary depending on the risk the institution poses to its deposit insurance fund. An institution's risk level is determined based on its capital levels, and the FDIC's level of supervisory concern about the institution.

         In 1996, federal legislation was enacted to recapitalize the SAIF and eliminate the significant premium disparity between the BIF and the SAIF. Under that law, the Association and other institutions with SAIF-insured deposits were charged a one-time special assessment equal to $0.657 per $100 of assessable deposits at March 31,1995. The Association recognized this special assessment as a charge to noninterest expense of $170,000 (or $112,000 when adjusted for taxes) during the year ended December 31, 1996. The assessment was fully deductible for both federal and state income tax purposes. Assessment rates for regular ongoing, deposit insurance premiums currently range from 0.0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory consent). The Association's assessment rate for deposit insurance was 0.23% of deposits for 1996, and it was reduced to 0.0% of deposits beginning on January 1, 1997. The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%, and both the BIF and the SAIF currently satisfy the reserve ratio requirement. The annual rate of assessments on SAIF-assessable deposits for the payments on the FICO bonds was 0.0648% for the semi-annual period beginning on January 1, 1997; 0.0630% for the semi-annual period beginning on July 1, 1997; and 0.0622% currently. The 1996 law also provides for the merger of the SAIF and the BIF by 1999, but not until such time as bank and thrift charters are combined. Until the charters are combined, savings associations with SAIF deposits may not transfer deposits to the BIF without paying various exit and entrance fees, and SAIF institutions will continue to pay higher FICO assessments. Such exit and entrance fees need not be paid if a SAIF institution converts to a bank charter or merges with a bank, as long as the resulting bank continues to pay applicable insurance assessments to the SAIF, and as long as certain other conditions are met.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. Further, the valuation allowance applicable to the write-down of investments and mortgage-backed securities in accordance with SFAS No. 115 is excluded from the regulatory capital calculation. At December 31, 1998, the Association had no intangible assets and an unrealized gain on investment securities available for sale net of tax of $8,447.

         At December 31, 1998, the Association had tangible capital of $3.7 million, or 9.88% of adjusted total assets, which is approximately $3.2 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital of at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At December 31, 1998, the Association had no intangible assets which were subject to these tests.

         At December 31, 1998, the Association had core capital equal to $3.7 million, or 9.88% of adjusted total assets, which is $2.6 million above the minimum leverage ratio requirement of 3% as in effect on that date.

          The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 1998, the Association had no capital instruments that qualify as supplementary capital and $198,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. The Association had exclusions from capital and assets at December 31, 1998 of $18,500.

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

         On December 31, 1998, the Association had total capital of $3.7 million (including $3.7 million in core capital and $198,000 in qualifying supplementary capital) and risk-weighted assets of $15.8 million (including $0 in converted off-balance sheet assets); or total capital of 24.8% of risk-weighted assets. This amount was 16.8% above the 8% requirement in effect on that date.

         Thrift Charter

         Congress has been considering legislation in various forms that would require federal thrifts, such as the Bank, to convert their charters to national or state bank charters. Legislation enacted in 1996 required the Treasury Department to prepare for Congress a comprehensive study on development of a common charter for federal savings associations and commercial banks; and provided for the merger of the BIF and the SAIF into a single deposit insurance fund on January 1, 1999 provided the thrift charter was eliminated. The Association cannot determine whether, or in what form, such legislation may eventually be enacted and there can be no assurance that any legislation that is enacted would not adversely affect the Association and the Company.

Prompt Corrective Regulatory Action

         Under the OTS Prompt Corrective Action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Generally, a savings institution that has total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 core capital ratio that is less than 4.0% is considered to be undercapitalized. A savings institution that has total risk-based capital of less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized," and a savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration  plan  must be  filed  with  the OTS  within  45 days of the date an institution  receives  notice  that  it  is  "undercapitalized,"  "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The OTS may also take any one of a number of discretionary supervisory actions, including the issuance of a
capital  directive  and  the  replacement  of  senior  executive   officers  and
directors.

         At December 31, 1998, the Association was categorized as "well capitalized," meaning that the Association's total risk-based capital ratio exceeded 10.0%, Tier I risk-based capital ratio exceeded 6.0%, leverage capital ratio exceeded 5.0%, and the Association was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

Dividend Limitations

         An OTS regulation imposes limitations upon all "capital distributions" by savings associations, including cash dividends, payments by an association to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The regulation establishes a three-tiered system of regulation, with the greatest flexibility given to well-capitalized associations. A savings association which has total capital (immediately prior to and after giving effect to the capital distribution) that is at least equal to its fully phased-in capital requirements would be a Tier 1 institution ("Tier 1
Institution"). An association that has total capital at least equal to its minimum capital requirements, but less than its capital requirements, would be a Tier 2 institution ("Tier 2 Institution"). An institution having total capital that is less than its minimum capital requirements would be a Tier 3 institution ("Tier 3 Institution"). However, an institution which otherwise qualifies as a Tier 1 Institution may be designated by the OTS as a Tier 2 or Tier 3 Institution if the OTS determines that the institution is "in need of more than normal supervision." The Association is currently a Tier 1 Institution.

         A Tier 1 Institution may, after prior notice but without the approval of the OTS, make capital distributions during a calendar year up to the greater of (a) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" at the beginning of the calendar year (the smallest excess over its capital requirements), or (b) 75% of its net income over the most recent four-quarter period. Any additional amount of capital distributions would require prior regulatory approval.

         The OTS has proposed revisions to these regulations which would permit savings associations to declare dividends in amounts which would assure that they remain adequately capitalized following the dividend declaration. Savings associations in a holding company system which are rated Camel 1 or 2 and which are not in troubled condition would need to file a prior notice with the OTS concerning such dividend declaration.

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

         In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At December 31, 1998, the Association was in compliance with both requirements, with an overall liquid asset ratio of 11.8% and a short-term liquid assets ratio of 11.5%.

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

Qualified Thrift Lender Test

         All savings associations, including the Association, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing related loans and investments. At December 31, 1998, the Association complied with the QTL requirement.

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

         The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Association may be required to devote additional funds for investment and lending in its local community. The Association was examined for CRA compliance in 1996 and received a rating of "Satisfactory", as indicated in the OTS Community Reinvestment Act Performance Evaluation public disclosure dated June 3, 1998.

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

Federal Reserve System

         The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1998, the Association was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

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

         As a member, the Association is required to purchase and maintain stock in the FHLB of Dallas. At December 31, 1998, the Association had $263,000 of FHLB stock, which was in compliance with this requirement. In past years, the Association has received substantial dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged 5.25% and were 5.94% for the year ended December 31, 1998. No assurance can be given that such dividends will continue in the future at such levels.

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

Federal and State Taxation

         Federal Taxation. Historically, savings institutions such as the Association which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrift") were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income. The Association's deductions with respect to "qualifying real property loans," which are generally loans secured by certain interest in real property, were computed using an amount based on the Association's actual loss experience, or a percentage equal to 8% of the Association's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the non-qualifying reserve. Due to the Association's loss experience, the Association generally recognized a bad debt deduction equal to 8% of taxable income.

         In August 1996, the provisions repealing the current thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). As of December 31, 1998, the Association's bad debt reserve subject to recapture over a six year period totaled approximately $119,000. For taxable years beginning after December 31, 1995, the Association's bad debt deduction will be determined under the experience method using a formula based on actual bad debt experience over a period of years or, if the Association is a "large" association (assets in excess of $500 million) on the basis of net charge-offs during the taxable year. The new rules allow an institution to suspend bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years is equal to or greater than the institution's average mortgage lending activity for the six taxable years preceding 1996 adjusted for inflation. For this purpose, only home purchase or home improvements loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution is permitted to postpone the reserve recapture, it must begin its six year recapture no later than the 1998 tax year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

         Distributions. To the extent that the Association makes "nondividend distributions" to the Company, such distributions will be considered to result in distributions from the balance of its bad debt reserve as of December 31, 1987 (or a lesser amount if the Association's loan portfolio decreased since December 31, 1987) and then from the supplemental reserve for losses on loans ("Excess Distributions"), and an amount based on the Excess Distributions will be included in the Association's taxable income. Nondividend distributions include distributions in excess of the Association's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividend paid out of the Association's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Association's bad debt reserve. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Association makes a "nondividend distribution," then approximately one and one-half the times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state and local taxes). The Association does not presently intend to pay dividends that wold result in a recapture of any portion of its tax bad debt reserve.

         Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Association's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Association, whether or not an Alternative Minimum Tax is paid.

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

Employees
---------

         At December 31, 1998, the Association had a total of 19 full-time and 3 part-time employees. The Association's employees are not represented by any collective bargaining group. Management considers its employee relations to be excellent.

Executive Officers of the Association and the Company Who Are Not Directors
---------------------------------------------------------------------------

         Betty Jean Parker. Mrs. Parker, age 54, is the Treasurer and Chief Financial Officer of the Association. Until June 1996, Mrs. Parker was also Corporate Secretary of the Association. Mrs. Parker is responsible for the supervision of the accounting department and reporting to the regulatory authorities.

Item 2.  Description of Property
-------  -----------------------

         The Company conducts its business through two offices, located in Oakdale, Louisiana and Oberlin, Louisiana in Allen Parish. The following table sets forth information relating to the Association's office as of December 31, 1998. The total net book value of the Company's premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at December 31, 1998 was approximately $705,000.

                                                                 Total
                                                              Approximate
                                           Year                  Square            Net Book Value at
                     Location             Opened                 Footage          December 31, 1998
---------------------------------         ------                 -------          -----------------
Main Office:                               1975                    4,100              $311,000
222 South 10th Street
Oakdale, Louisiana

Branch Office:                             1997                    3,000              $389,000
110 North Fifth Street
Oberlin, Louisiana 70655

Loan Production Office:                    1998                    1,000                $5,000
531 North Ninth Street, Suite A
Kinder, Louisiana  70655

Item 3.  Legal Proceedings
--------------------------

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

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.


                                     PART II
                                     -------


Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters
----------------------------------------------------------------------

         Pages 48 to 49 of the attached 1998 Annual Report to Shareholders is herein incorporated by reference.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------
         Pages 6 to 15 of the attached 1998 Annual Report to Shareholders are herein incorporated by reference.

Item 7.  Financial Statements
-------  --------------------

         Pages 16 to 47 of the attached 1998 Annual Report to Shareholders are herein incorporated by reference.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
-------------------------------------------------------------------------

         There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                    PART III
                                    --------

Item 9.  Directors and Executive Officers of the Registrant
-------  --------------------------------------------------

         Information concerning Directors of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on April 30, 1999.

Item 10.  Executive Compensation
--------  ----------------------

         Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on April 30, 1999.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on April 30, 1999.

Item 12.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

         Information   concerning  certain  relationships  and  transactions  is
incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on April 30, 1999.

Item 13.  Exhibits List and Reports on Form 8-K
--------  -------------------------------------

         (a) (1)  Financial Statements:

         The following information appearing in the Registrant's Annual Report to Shareholders for the year ended December 31, 1998, is incorporated by reference in this Form 10-KSB Annual Report as Exhibit 13.

                                                                         Page in
                                                                          Annual
               Annual Report Section                                      Report
               ---------------------                                      ------

Report of Independent Auditors..........................................      16

Consolidated Statements of Financial Condition at
       December 31, 1998 and 1997.......................................      17

Consolidated Statements of Income for the Years
       ended December 31, 1998 and 1997.................................      18

Consolidated Statements of Stockholders' Equity for the Years ended
       December 31, 1998 and 1997.......................................      19

Consolidated Statements of Cash Flows for the Years ended
       December 31, 1998 and 1997........................................  20-21

Notes to Consolidated Financial Statements...............................  22-47

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

3           Certificate of Incorporation and Bylaws                   *

4           Instruments defining the rights of                        *
            security holders, including indentures

9           Voting trust agreement                                   None

10.1        Employment Agreement with Charles L. Galligan             *

10.2        Employment Agreement with Betty Jean Parker               *

10.3        Employee Stock Ownership Plan                             *

10.4        Proposed 1998 Stock Option and Incentive Plan             **

10.5        Proposed Recognition and Retention Plan                   **

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

16          Letter re: change in certifying                         None
              accountant

18          Letter re: change in accounting                         None
              principles

21          Subsidiaries of Registrant                               21

22          Published report regarding matters                      None
             submitted to vote of security holders

23          Consent of experts and counsel                           23

24          Power of Attorney                                   Not Required

27          Financial Data Schedule                                  27

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

         **Filed on March 30, 1998, as exhibits to the Registrant's Annual Report on Form 10-KSB. Such previously filed documents are hereby incorporated herein by reference in accordance with item 601 of Regulation S-B.

                (b) Reports on Form 8-K - No Form 8-K was filed during the last quarter of the year covered by this Form 10-KSB.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FIRST ALLEN PARISH BANCORP, INC.


Date: March 29, 1999                      By: /s/ Charles L. Galligan
                                              -----------------------
                                              Charles L. Galligan, President and
                                                Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:    /s/ Charles L. Galligan               By:    /s/ Betty Jean Parker
       -----------------------                      ---------------------
       Charles L. Galligan, President and           Betty Jean Parker, Treasurer
         Chief Executive Officer                    (Principal Financial and
       (Principal Executive Officer)                Accounting Officer)

Date:  March 29, 1999                        Date:  March 29, 1999


By:    /s/ Dr. James D. Sandefur             By:    /s/ Jesse Boyd, Jr.
       -------------------------                    -------------------
       Dr. James D. Sandefur, Chairman              Jesse Boyd, Jr., Director


Date:  March 29, 1999                        Date:  March 29, 1999


By:    /s/ James E. Riley                    By:    /s/ J. C. Smith
       ------------------                           ---------------
       James E. Riley, Director                     J. C. Smith,  Director

Date:  March 29, 1999                        Date:  March 29, 1999


By:    /s/ Leslie A. Smith
       -------------------
       Leslie A. Smith, Director

Date:  March 29, 1999

                                Index to Exhibits


Exhibit 13                1998 Annual Report to Stockholders
Exhibit 21                Subsidiaries of the Registrant
Exhibit 23                Consent of Accountants
Exhibit 27                Financial Data Schedule