Form 10QSB
period 1999-03-31
FIRST ALLEN PARISH BANCORP INC
filed 1999-05-11
CIK 1017309

[ARTICLE] 9
[LEGEND]
THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE MARCH 31, 1999, CONSOLIDATED BALANCE SHEET AND THE CONSOLIDATED STATEMENT OF INCOME FOR THE THREE MONTHS ENDED MARCH 31, 1999, AND IS QUALIFIED IN ITS ENTIRELY BY REFERENCE TO SUCH STATEMENTS.
[/LEGEND]

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-1999
[PERIOD-END]                               MAR-31-1999
[CASH]                                         847,807
[INT-BEARING-DEPOSITS]                       2,023,954
[FED-FUNDS-SOLD]                                     0
[TRADING-ASSETS]                                     0
[INVESTMENTS-HELD-FOR-SALE]                  6,572,689
[INVESTMENTS-CARRYING]                       9,113,548
[INVESTMENTS-MARKET]                         9,111,183
[LOANS]                                     16,359,268
[ALLOWANCE]                                    310,954
[TOTAL-ASSETS]                              36,330,411
[DEPOSITS]                                  31,504,555
[SHORT-TERM]                                         0
[LIABILITIES-OTHER]                            238,629
[LONG-TERM]                                          0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                         2,666
[OTHER-SE]                                   (156,335)
[TOTAL-LIABILITIES-AND-EQUITY]              36,330,411
[INTEREST-LOAN]                                354,373
[INTEREST-INVEST]                              241,439
[INTEREST-OTHER]                                44,726
[INTEREST-TOTAL]                               640,538
[INTEREST-DEPOSIT]                             315,611
[INTEREST-EXPENSE]                                   0
[INTEREST-INCOME-NET]                          324,927
[LOAN-LOSSES]                                    6,000
[SECURITIES-GAINS]                                   0
[EXPENSE-OTHER]                                263,657
[INCOME-PRETAX]                                143,574
[INCOME-PRE-EXTRAORDINARY]                     143,574
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                    93,323
[EPS-PRIMARY]                                      .38
[EPS-DILUTED]                                      .38
[YIELD-ACTUAL]                                   7.402
[LOANS-NON]                                     78,418
[LOANS-PAST]                                         0
[LOANS-TROUBLED]                                     0
[LOANS-PROBLEM]                                104,240
[ALLOWANCE-OPEN]                               303,025
[CHARGE-OFFS]                                    7,929
[RECOVERIES]                                         0
[ALLOWANCE-CLOSE]                              310,954
[ALLOWANCE-DOMESTIC]                            21,085
[ALLOWANCE-FOREIGN]                                  0
[ALLOWANCE-UNALLOCATED]                        289,869