Form 10QSB
period 1999-06-30
FIRST ALLEN PARISH BANCORP INC
filed 1999-08-11
CIK 1017309

First Allen Parish Bancorp, Inc.
                      222 South 10th Street
                     Oakdale, Louisiana 71463







                          August 10, 1999



Securities and Exchange Commission
450 5th Street, N.W.
Judiciary Plaza
Washington, D.C. 20549

                         re: First Allen Parish Bancorp, Inc.
                             <File no. 0-21165>; Form 10-QSB

Dear Sir or Madam,

    Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of First Allen Parish Bancorp, Inc. (the Corporation) is the Corporation's quarterly report on Form 10-QSB for the quarter June 30, 1999.


                          Very truly yours,

                          /s/Charles L. Galligan
                          -------------------------------------
                          President and Chief Executive Officer